Form 10-Q
period 2006-02-02
AUDUBON EUROPE S A R L; YALE INDUSTRIAL PRODUCTS INC; CRANE EQUIPMENT & SERVICE INC; COLUMBUS MCKINNON CORP
filed 2006-02-03
CIK 1263401, 1062624, 1263400, 1005229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended January 1, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to
                               -------------------    --------------------

Commission File Number:       0-27618
                              -------

                          COLUMBUS MCKINNON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEW YORK                                  16-0547600
--------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  140 JOHN JAMES AUDUBON PARKWAY, AMHERST, NY                    14228-1197
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip code)

                                 (716) 689-5400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The number of shares of common  stock  outstanding  as of January  30, 2006 was:
18,300,397 shares.

                                 FORM 10-Q INDEX
                          COLUMBUS MCKINNON CORPORATION
                                 JANUARY 1, 2006


                                                                          PAGE #
PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
              January 1, 2006 and March 31, 2005                               2

           Condensed consolidated statements of operations
              and retained earnings - Three months and nine months
              ended January 1, 2006 and January 2, 2005                        3

           Condensed consolidated statements of cash flows -
              Nine months ended January 1, 2006 and January 2, 2005            4

           Condensed consolidated statements of comprehensive income -
              Three months and nine months ended January 1, 2006
              and January 2, 2005                                              5

           Notes to condensed consolidated financial statements -
              January 1, 2006                                                  6

Item 2.    Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                         16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         22

Item 4.    Disclosure Controls and Procedures                                 22

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings - none.                                          23

Item 2.    Unregistered Sales of Equity Securities and
              Use of Proceeds - none.                                         23

Item 3.    Defaults upon Senior Securities - none.                            23

Item 4.    Submission of Matters to a Vote of Security Holders - none         23

Item 5.    Other Information - none.                                          23

Item 6.    Exhibits and Reports on Form 8-K                                   23

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                          COLUMBUS MCKINNON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  JANUARY 1,          MARCH 31,
                                                     2006               2005
                                                  ----------         ----------
                                                  (UNAUDITED)
ASSETS:                                                  (IN THOUSANDS)
Current assets:
      Cash and cash equivalents                   $   41,788         $    9,479
      Trade accounts receivable                       82,059             88,974
      Unbilled revenues                               11,407              8,848
      Inventories                                     75,078             77,626
      Prepaid expenses                                13,883             14,198
                                                  ----------         ----------
Total current assets                                 224,215            199,125
Property, plant, and equipment, net                   53,198             57,237
Goodwill and other intangibles, net                  186,569            187,285
Marketable securities                                 25,809             24,615
Deferred taxes on income                               4,353              6,122
Other assets                                           6,164              6,487
                                                  ----------         ----------
Total assets                                      $  500,308         $  480,871
                                                  ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Notes payable to banks                      $    2,951         $    4,839
      Trade accounts payable                          35,137             33,688
      Accrued liabilities                             54,434             51,962
      Restructuring reserve                              107                144
      Current portion of long-term debt                  192              5,819
                                                  ----------         ----------
Total current liabilities                             92,821             96,452
Senior debt, less current portion                     75,289            115,735
Subordinated debt                                    136,000            144,548
Other non-current liabilities                         44,730             42,369
                                                  ----------         ----------
Total liabilities                                    348,840            399,104
                                                  ----------         ----------
Shareholders' equity
      Common stock                                       182                149
      Additional paid-in capital                     164,016            104,078
      Retained earnings (accumulated deficit)          3,354             (8,644)
      ESOP debt guarantee                             (4,108)            (4,554)
      Unearned restricted stock                          (29)                (6)
      Accumulated other comprehensive loss           (11,947)            (9,256)
                                                  ----------         ----------
Total shareholders' equity                           151,468             81,767
                                                  ----------         ----------
Total liabilities and shareholders' equity        $  500,308         $  480,871
                                                  ==========         ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    ------------------        -----------------
                                                  JANUARY 1,  JANUARY 2,   JANUARY 1,   JANUARY 2,
                                                     2006        2005         2006         2005
                                                     ----        ----         ----         ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                                         $ 133,322   $ 125,913    $ 408,911    $ 370,282
Cost of products sold                                98,391      95,914      302,279      278,889
                                                  ---------   ---------    ---------    ---------
Gross profit                                         34,931      29,999      106,632       91,393
                                                  ---------   ---------    ---------    ---------

Selling expenses                                     13,281      13,356       40,019       38,326
General and administrative expenses                   8,392       6,918       25,106       21,920
Restructuring charges                                    83         191          320          408
Amortization of intangibles                              61          78          184          231
                                                  ---------   ---------    ---------    ---------
                                                     21,817      20,543       65,629       60,885
                                                  ---------   ---------    ---------    ---------

Income from operations                               13,114       9,456       41,003       30,508
Interest and debt expense                             6,268       6,837       19,617       21,026
Other (income) and expense, net                       4,177        (755)       5,252       (1,344)
                                                  ---------   ---------    ---------    ---------
Income from continuing operations before
   income tax expense                                 2,669       3,374       16,134       10,826
Income tax expense                                    1,471       1,183        4,779        2,893
                                                  ---------   ---------    ---------    ---------
Income from continuing operations                     1,198       2,191       11,355        7,933
Income from discontinued operations                     215         214          643          428
                                                  ---------   ---------    ---------    ---------
Net income                                            1,413       2,405       11,998        8,361
Retained earnings
    (accumulated deficit) - beginning of period       1,941     (19,398)      (8,644)     (25,354)
                                                  ---------   ---------    ---------    ---------
Retained earnings
   (accumulated deficit) - end of period          $   3,354   $ (16,993)   $   3,354    $ (16,993)
                                                  =========   =========    =========    =========

Basic income per share:
   Income from continuing operations              $    0.08   $    0.15    $    0.74    $    0.54
   Income from discontinued operations                 0.01        0.01         0.04         0.03
                                                  ---------   ---------    ---------    ---------
   Net income                                     $    0.09   $    0.16    $    0.78    $    0.57
                                                  =========   =========    =========    =========

Diluted income per share:
   Income from continuing operations              $    0.07   $    0.15    $    0.71    $    0.54
   Income from discontinued operations                 0.01        0.01         0.04         0.03
                                                  ---------   ---------    ---------    ---------
   Net income                                     $    0.08   $    0.16    $    0.75    $    0.57
                                                  =========   =========    =========    =========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                          COLUMBUS MCKINNON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                       NINE MONTHS ENDED
                                                                       -----------------
                                                                  JANUARY 1,         JANUARY 2,
                                                                     2006               2005
                                                                  ----------         ----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
Income from continuing operations                                 $   11,355         $    7,933
Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities:
     Depreciation and amortization                                     6,809              7,201
     Deferred income taxes                                             1,769              1,823
     Gain on sale of real estate/investments                          (1,794)                 -
     Loss (gain) on early retirement of bonds                          6,432                (93)
     Amortization/write-off of deferred financing costs                2,786              1,029
     Changes in operating assets and liabilities:
           Trade accounts receivable and unbilled revenues             2,658               (172)
           Inventories                                                 2,139             (9,937)
           Prepaid expenses                                              321              1,990
           Other assets                                                 (197)              (220)
           Trade accounts payable                                      2,141               (447)
           Accrued and non-current liabilities                         4,090               (694)
                                                                  ----------         ----------
Net cash provided by operating activities                             38,509              8,413
                                                                  ----------         ----------

INVESTING ACTIVITIES:
Sale of marketable securities, net                                        90                957
Capital expenditures                                                  (4,738)            (3,169)
Proceeds from sale of facilities and surplus real estate               2,091                  -
Net assets held for sale                                                   -                375
                                                                  ----------         ----------
Net cash used in investing activities                                 (2,557)            (1,837)
                                                                  ----------         ----------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock/options exercised              59,944                  -
Net (payments) borrowings under revolving
     line-of-credit agreements                                        (1,417)             2,906
Repayment of debt                                                   (196,881)           (13,244)
Proceeds from issuance of long-term debt                             136,000                  -
Deferred financing costs incurred                                     (2,357)               (24)
Other                                                                    446                427
                                                                  ----------         ----------
Net cash used in financing activities                                 (4,265)            (9,935)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (21)               454
                                                                  ----------         ----------
Net cash provided by (used in) continuing operations                  31,666             (2,905)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                             643                428
                                                                  ----------         ----------
Net change in cash and cash equivalents                               32,309             (2,477)
Cash and cash equivalents at beginning of period                       9,479             11,101
                                                                  ----------         ----------
Cash and cash equivalents at end of period                        $   41,788         $    8,624
                                                                  ==========         ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          COLUMBUS MCKINNON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  ------------------      -----------------
                                                JANUARY 1,  JANUARY 2,  JANUARY 1,  JANUARY 2,
                                                   2006        2005        2006        2005
                                                   ----        ----        ----        ----
                                                                (IN THOUSANDS)

Net income                                       $  1,413    $  2,405    $ 11,998    $  8,361
                                                 --------    --------    --------    --------
Other comprehensive (loss) income, net of tax:
   Foreign currency translation adjustments          (818)      4,136      (2,792)      5,074
   Unrealized gain on investments:
     Unrealized holding gains arising
       during the period                              260         971       1,284         580
     Reclassification adjustment for
       gains included in net income                  (192)       (262)     (1,183)       (253)
                                                 --------    --------    --------    --------
                                                       68         709         101         327
                                                 --------    --------    --------    --------
Total other comprehensive (loss) income              (750)      4,845      (2,691)      5,401
                                                 --------    --------    --------    --------
Comprehensive income                             $    663    $  7,250    $  9,307    $ 13,762
                                                 ========    ========    ========    ========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          COLUMBUS MCKINNON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                 JANUARY 1, 2006

1.       DESCRIPTION OF BUSINESS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Columbus McKinnon Corporation (the Company) at January 1, 2006, and the results of its operations and its cash flows for the three and nine-month periods ended January 1, 2006 and January 2, 2005, have been included. Results for the period ended January 1, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The balance sheet at March 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Columbus McKinnon Corporation annual report on Form 10-K for the year ended March 31, 2005.

The Company is a leading manufacturer and marketer of material handling products, systems and services which lift, secure, position and move material ergonomically, safely, precisely and efficiently. Key products include hoists, cranes, chain and forged attachments. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to manufacturers and other end-users. The Company's integrated material handling solutions businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.

2.       STOCK BASED COMPENSATION

The Company has two stock-based employee compensation plans in effect. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation:



                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                               ----------------------------------------------------------
                                               JANUARY 1,      JANUARY 2,      JANUARY 1,      JANUARY 2,
                                                  2006            2005            2006            2005
                                               ----------------------------------------------------------
   Net income, as reported.................... $    1,413      $    2,405      $   11,998      $    8,361
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                     (186)           (495)           (765)           (864)
                                               ----------------------------------------------------------
   Net income, pro forma...................... $    1,227      $    1,910      $   11,233      $    7,497
                                               ==========================================================

   Basic income per share:
   As reported................................ $     0.09      $     0.16      $     0.78      $     0.57
                                               ==========================================================
   Pro forma.................................. $     0.07      $     0.13      $     0.73      $     0.51
                                               ==========================================================

   Diluted income per share:
   As reported................................ $     0.08      $     0.16      $     0.75      $     0.57
                                               ==========================================================
   Pro forma.................................. $     0.07      $     0.13      $     0.71      $     0.51
                                               ==========================================================

During the first nine months of fiscal 2006, stock options for 323,600 shares were exercised resulting in proceeds to the Company of $3,072.

3.       INVENTORIES

Inventories consisted of the following:
                                                  JANUARY 1,          MARCH 31,
                                                     2006               2005
                                                  ----------         ----------
At cost - FIFO basis:
Raw materials...................................  $   40,768         $   42,283
Work-in-process.................................      11,872             10,238
Finished goods..................................      34,181             35,800
                                                  ----------         ----------
                                                      86,821             88,321
LIFO cost less than FIFO cost...................     (11,743)           (10,695)
                                                  ----------         ----------
Net inventories.................................  $   75,078         $   77,626
                                                  ==========         ==========

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

4.       RESTRUCTURING CHARGES

During the first nine-months of fiscal 2006, the Company recorded restructuring costs of $320 for severance and the maintenance of non-operating facilities being held for sale which are expensed on an as incurred basis in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." $194 and $126 of these costs are related to the Solutions and Products segments, respectively. The fiscal 2006 second quarter employee restructuring charges are related to the termination of several employees within our industrial crane and conveyor businesses. The liability as of January 1, 2006 consists primarily of costs associated with the preparation and maintenance of non-operating facilities prior to disposal which were accrued prior to the adoption of SFAS No. 146.

The following table provides a reconciliation of the activity related to restructuring reserves:

                                                              EMPLOYEE      FACILITY       TOTAL
                                                              ------------------------------------
    Reserve at March 31, 2005                                 $     16      $    128      $    144
    Fiscal 2006 first quarter restructuring charges..........        -            26            26
    Cash payments............................................      (13)          (35)          (48)
                                                              ------------------------------------
    Reserve at July 3, 2005                                   $      3      $    119      $    122
    Fiscal 2006 second quarter restructuring charges.........      178            33           211
    Cash payments............................................     (172)          (47)         (219)
                                                              ------------------------------------
    Reserve at October 2, 2005                                $      9      $    105      $    114
    Fiscal 2006 third quarter restructuring charges..........       81             2            83
    Cash payments............................................      (70)          (20)          (90)
                                                              ------------------------------------
    Reserve at January 1, 2006                                $     20      $     87      $    107
                                                              ====================================

5.       NET PERIODIC BENEFIT COST

The following table sets forth the components of net periodic pension cost for the Company's defined benefit pension plans:

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                             ------------------              -----------------
                                         JANUARY 1,      JANUARY 2,      JANUARY 1,      JANUARY 2,
                                            2006            2005            2006            2005
                                            ----            ----            ----            ----
      Service costs...................    $  1,088        $  1,190        $  3,264        $  3,570
      Interest cost...................       1,737           1,755           5,211           5,265
      Expected return on plan assets..      (1,654)         (1,645)         (4,962)         (4,935)
      Net amortization................         508             495           1,524           1,485
                                          --------        --------        --------        --------
      Net periodic pension cost.......    $  1,679        $  1,795        $  5,037        $  5,385
                                          ========        ========        ========        ========

For additional information on the Company's defined benefit pension plans, refer to Note 11 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2005.

The following table sets forth the components of net periodic postretirement benefit cost for the Company's defined benefit postretirement plans:

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                             ------------------              -----------------
                                         JANUARY 1,      JANUARY 2,      JANUARY 1,      JANUARY 2,
                                            2006            2005            2006            2005
                                            ----            ----            ----            ----
      Service costs...................    $      4        $      4        $     12        $     12
      Interest cost ..................         188             200             564             634
      Amortization of plan net losses.         101             105             303             356
                                          --------        --------        --------        --------
      Net periodic postretirement cost    $    293        $    309        $    879        $  1,002
                                          ========        ========        ========        ========

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("Medicare Act"). In March 2004, the FASB issued Staff Position No. FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("FSP No. 106-2")," which provides accounting guidance on how to account for the effects of the Medicare Act on postretirement plans that provide prescription drug benefits. The Medicare Act also requires certain disclosures regarding the effect of the subsidy provided by the Medicare Act. Additionally, FSP 106-2 provides two transition methods - retroactive to the date of enactment or prospective from the date of adoption. The Company elected to adopt FAS 106-2 and apply the prospective transition method in the second quarter of fiscal 2005. The accumulated post retirement benefit obligation decreased approximately $2,200.

For additional information on the Company's defined benefit postretirement benefit plans, refer to Note 13 in the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2005.

6.       DEBT

During the second quarter of fiscal 2006, the Company issued $136,000 of 8 7/8% Senior Subordinated Notes (8 7/8% Notes) due November 1, 2013. Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, the Company may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. The 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 8 7/8% Notes agreement) to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder's 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

Proceeds from the 8 7/8% Notes and cash on hand were used to repurchase all $142,375 of the outstanding 8 1/2% Senior Subordinated Notes. The repurchase of the 8 1/2% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $2,298. As a result of the repurchase of the 8 1/2% Notes, $922 of pre-tax deferred financing costs and $110 of the original issue discount were written-off. The net effect of these items, a $3,330 pre-tax loss in the second quarter of fiscal 2006, is shown as part of other (income) and expense, net.

During the third quarter of fiscal 2006, the Company used a portion of the proceeds from its stock offering (see Note 8) to repurchase $40,250 of the outstanding 10% Senior Secured Notes. The repurchase of the 10% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $4,025. As a result of the repurchase of the 10% Notes, $925 of pre-tax deferred financing costs was written-off. The net effect of these items, a $4,950 pre-tax loss in the third quarter of fiscal 2006, is shown as part of other (income) and expense, net.

7.       INCOME TAXES

Income tax expense as a percentage of income from continuing operations before income tax expense was 55.1%, 35.1%, 29.6%, and 26.7% in the fiscal 2006 and 2005 quarters and the nine-month periods then ended, respectively. The fiscal 2006 and 2005 percentages vary from the U.S. statutory rate due to the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Therefore, income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income. The higher effective income tax rate in fiscal 2006 reflects the loss on early extinguishment of debt which reduced U.S. taxable income by $4,950 and $8,280 in the quarter and nine-month period respectively, but did not affect our tax expense due to the existence of fully reserved U.S. Federal net operating loss carry-forwards.

8.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            ------------------      -----------------
                                                          JANUARY 1,  JANUARY 2,  JANUARY 1,  JANUARY 2,
                                                             2006        2005        2006        2005
                                                             ----        ----        ----        ----
Numerator for basic and diluted earnings per share:
  Net income                                               $ 1,413     $ 2,405     $11,998     $ 8,361
                                                           =======     =======     =======     =======

Denominators:
  Weighted-average common stock outstanding -
      denominator for basic EPS                             16,611      14,594      15,368      14,585

  Effect of dilutive employee stock options                    676         209         538         148
                                                           -------     -------     -------     -------

  Adjusted weighted-average common stock
     outstanding and assumed conversions -
     denominator for diluted EPS                            17,287      14,803      15,906      14,733
                                                           =======     =======     =======     =======

During the third quarter of fiscal 2006, the Company registered an additional 3,350,000 shares of its common stock which were sold at $20.00 per share. The number of shares offered by the Company was 3,000,000 and 350,000 were offered by a selling shareholder. The Company did not receive any proceeds from the sale of shares by the selling shareholder. This stock offering increased our weighted average common stock outstanding by 1,615,000 and 533,000 shares for the quarter and nine-month period ended January 1, 2006, respectively. A portion of the proceeds received by the Company were used to redeem $40,250 principal amount of the Company's outstanding Senior Secured 10% Notes. The balance of the proceeds is available for other general corporate purposes to advance its strategy of global growth, including additional debt repayment, investments and acquisitions.

9.       BUSINESS SEGMENT INFORMATION

As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. The Solutions segment sells engineered material handling systems such as conveyors and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. Intersegment sales are not significant. The Company evaluates performance based on operating income of the respective business units.

Segment information as of and for the nine months ended January 1, 2006 and January 2, 2005, is as follows:

                                                          NINE MONTHS ENDED JANUARY 1, 2006
                                                          ---------------------------------
                                                      PRODUCTS        SOLUTIONS         TOTAL
                                                      --------        ---------         -----
 Sales to external customers......................   $ 362,405        $  46,506       $ 408,911
 Income from operations...........................      39,089            1,914          41,003
 Depreciation and amortization....................       5,893              916           6,809
 Total assets.....................................     470,108           30,200         500,308

                                                          NINE MONTHS ENDED JANUARY 2, 2005
                                                          ---------------------------------
                                                      PRODUCTS        SOLUTIONS         TOTAL
                                                      --------        ---------         -----
 Sales to external customers......................   $ 326,847        $  43,435       $ 370,282
 Income from operations...........................      29,195            1,313          30,508
 Depreciation and amortization....................       6,461              740           7,201
 Total assets.....................................     445,487           32,174         477,661

10.      SUMMARY FINANCIAL INFORMATION

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 10% Senior Secured Notes and the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

                                                            Parent      Guarantors    Nonguarantors  Eliminations  Consolidated
                                                          ---------------------------------------------------------------------
AS OF JANUARY 1, 2006
Current assets:
 Cash and cash equivalents                                $  22,405      $    (272)     $  19,655      $       -      $  41,788
 Trade accounts receivable and unbilled revenues             53,931            237         39,298              -         93,466
 Inventories                                                 31,841         20,206         25,538         (2,507)        75,078
 Other current assets                                         3,599            867          9,417              -         13,883
                                                          ---------------------------------------------------------------------
  Total current assets                                      111,776         21,038         93,908         (2,507)       224,215
 Property, plant, and equipment, net                         23,741         11,776         17,681              -         53,198
 Goodwill and other intangibles, net                         89,996         57,285         39,288              -        186,569
 Intercompany                                                99,735        (99,688)       (74,198)        74,151              -
 Other assets                                                53,315        197,864         25,267       (240,120)        36,326
                                                          ---------------------------------------------------------------------
  Total assets                                            $ 378,563      $ 188,275      $ 101,946      $(168,476)     $ 500,308
                                                          =====================================================================


Current liabilities                                       $  43,908      $  16,105      $  33,572      $    (764)     $  92,821
 Long-term debt, less current portion                       210,750              -            539              -        211,289
 Other non-current liabilities                                7,285          8,168         29,277              -         44,730
                                                          ---------------------------------------------------------------------
  Total liabilities                                         261,943         24,273         63,388           (764)       348,840

Shareholders' equity                                        116,620        164,002         38,558       (167,712)       151,468
                                                          ---------------------------------------------------------------------
  Total liabilities and shareholders' equity              $ 378,563      $ 188,275      $ 101,946     $ (168,476)     $ 500,308
                                                          =====================================================================



FOR THE NINE MONTHS ENDED JANUARY 1, 2006
Net sales                                                 $ 195,700      $ 109,735      $ 121,098      $ (17,622)     $ 408,911
Cost of products sold                                       146,411         83,126         88,829        (16,087)       302,279
                                                          ---------------------------------------------------------------------
Gross profit                                                 49,289         26,609         32,269         (1,535)       106,632
                                                          ---------------------------------------------------------------------
Selling, general and administrative expenses                 29,767         11,710         23,648              -         65,125
Restructuring charges                                           236              -             84              -            320
Amortization of intangibles                                     132              2             50              -            184
                                                          ---------------------------------------------------------------------
                                                             30,135         11,712         23,782              -         65,629
                                                          ---------------------------------------------------------------------
Income (loss) from operations                                19,154         14,897          8,487         (1,535)        41,003
Interest and debt expense                                    15,867          3,537            213              -         19,617
Other (income) and expense, net                               7,549             24         (2,321)             -          5,252
                                                          ---------------------------------------------------------------------
(Loss) income before income tax expense                      (4,262)        11,336         10,595         (1,535)        16,134
Income tax expense                                              590          1,044          3,145              -          4,779
                                                          ---------------------------------------------------------------------
(Loss) income from continuing operations                     (4,852)        10,292          7,450         (1,535)        11,355
Income from discontinued operations                             643              -              -              -            643
                                                          ---------------------------------------------------------------------
Net (loss) income                                         $  (4,209)     $  10,292      $   7,450      $  (1,535)     $  11,998
                                                          =====================================================================





                                                            Parent      Guarantors    Nonguarantors  Eliminations  Consolidated
                                                          ---------------------------------------------------------------------
FOR THE NINE MONTHS ENDED JANUARY 1, 2006
OPERATING ACTIVITIES:
Net cash provided by operating activities                 $  16,996      $   9,296      $  12,217      $       -      $  38,509
                                                          ---------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                                -              -             90              -             90
Capital expenditures                                         (2,641)          (497)        (1,600)             -         (4,738)
Proceeds from sale of facilities and surplus real estate          -            468          1,623              -          2,091
                                                          ---------------------------------------------------------------------
Net cash (used in) provided by investing activities          (2,641)           (29)           113              -         (2,557)
                                                          ---------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from stock offering/options exercised               59,944              -              -              -         59,944
Net borrowings (payments) under revolving
     line-of-credit agreements                                  240              -         (1,657)             -         (1,417)
Repayment of debt                                          (196,706)             -           (175)             -       (196,881)
Proceeds from issuance of long-term debt                    136,000              -              -              -        136,000
Deferred financing costs incurred                            (2,357)             -              -              -         (2,357)
Dividends paid                                                9,067         (8,854)          (213)             -              -
Other                                                           446              -              -              -            446
                                                          ---------------------------------------------------------------------
Net cash provided by (used in) financing
     activities                                               6,634         (8,854)        (2,045)             -         (4,265)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (230)            12            197              -            (21)
                                                          ---------------------------------------------------------------------
Cash provided by (used in) continuing operations             20,759            425         10,482              -         31,666
CASH PROVIDED BY DISCONTINUED OPERATIONS                        643              -              -              -            643
                                                          ---------------------------------------------------------------------
Net change in cash and cash equivalents                      21,402            425         10,482              -         32,309
Cash and cash equivalents at beginning of period              1,019           (697)         9,157              -          9,479
                                                          ---------------------------------------------------------------------
Cash and cash equivalents at end of period                $  22,421      $    (272)     $  19,639      $       -      $  41,788
                                                          =====================================================================




AS OF MARCH 31, 2005
Current assets:
 Cash and cash equivalents                                $   1,019      $    (697)     $   9,157      $       -      $   9,479
 Trade accounts receivable and unbilled revenues             57,707            197         39,918              -         97,822
 Inventories                                                 33,651         18,919         26,028           (972)        77,626
 Other current assets                                         7,297            973          5,928              -         14,198
                                                          ---------------------------------------------------------------------
  Total current assets                                       99,674         19,392         81,031           (972)       199,125
 Property, plant, and equipment, net                         25,107         12,847         19,283              -         57,237
 Goodwill and other intangibles, net                         90,027         57,287         39,971              -        187,285
 Intercompany                                                98,964       (102,189)       (70,216)        73,441              -
 Other assets                                                55,396        197,864         24,159       (240,195)        37,224
                                                          ---------------------------------------------------------------------
  Total assets                                            $ 369,168      $ 185,201      $  94,228      $(167,726)     $ 480,871
                                                          =====================================================================


Current liabilities                                       $  50,323      $  14,450      $  33,153      $  (1,474)     $  96,452
 Long-term debt, less current portion                       259,520              -            763              -        260,283
 Other non-current liabilities                                7,898          8,199         26,272              -         42,369
                                                          ---------------------------------------------------------------------
  Total liabilities                                         317,741         22,649         60,188         (1,474)       399,104

Shareholders' equity                                         51,427        162,552         34,040       (166,252)        81,767
                                                          ---------------------------------------------------------------------
  Total liabilities and shareholders' equity              $ 369,168      $ 185,201      $  94,228      $(167,726)  $    480,871
                                                          =====================================================================



                                                            Parent      Guarantors    Nonguarantors  Eliminations  Consolidated
                                                          ---------------------------------------------------------------------

FOR THE NINE MONTHS ENDED JANUARY 2, 2005
Net sales                                                 $ 177,905      $ 102,039      $ 108,385      $ (18,047)     $ 370,282
Cost of products sold                                       138,004         80,131         78,801        (18,047)       278,889
                                                          ---------------------------------------------------------------------
Gross profit                                                 39,901         21,908         29,584              -         91,393
                                                          ---------------------------------------------------------------------
Selling, general and administrative expenses                 24,594         14,310         21,342              -         60,246
Restructuring charges                                           357              -             51              -            408
Amortization of intangibles                                     178              2             51              -            231
                                                          ---------------------------------------------------------------------
                                                             25,129         14,312         21,444              -         60,885
                                                          ---------------------------------------------------------------------
Income from operations                                       14,772          7,596          8,140              -         30,508
Interest and debt expense                                    18,496          2,260            270              -         21,026
Other (income) and expense, net                              (1,469)           235           (110)             -         (1,344)
                                                          ---------------------------------------------------------------------
(Loss) income before income tax expense                      (2,255)         5,101          7,980              -         10,826
Income tax expense                                               38            665          2,190              -          2,893
                                                          ---------------------------------------------------------------------
(Loss) income from continuing operations                     (2,293)         4,436          5,790              -          7,933
Income from discontinued operations                             428              -              -              -            428
                                                          ---------------------------------------------------------------------
Net (loss) income                                         $  (1,865)     $   4,436      $   5,790      $       -      $   8,361
                                                          =====================================================================



FOR THE NINE MONTHS ENDED JANUARY 2, 2005
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities       $ (65,597)     $  68,173      $   5,837      $       -      $   8,413
                                                          ---------------------------------------------------------------------

INVESTING ACTIVITIES:
Sale of marketable securities, net                                -              -            957              -            957
Capital expenditures, net                                    (2,102)          (552)          (515)             -         (3,169)
Other                                                             -            375              -              -            375
                                                          ---------------------------------------------------------------------
Net cash (used in) provided by investing activities          (2,102)          (177)           442              -         (1,837)
                                                          ---------------------------------------------------------------------

FINANCING ACTIVITIES:
Net borrowings (payments) under revolving
     line-of-credit agreements                                5,022              -         (2,116)             -          2,906
Repayment of debt                                           (13,062)             -           (182)             -        (13,244)
Deferred financing costs incurred                               (24)             -              -              -            (24)
Dividends paid                                               68,168        (68,000)          (168)             -              -
Other                                                           427              -              -              -            427
                                                          ---------------------------------------------------------------------
Net cash provided by (used in) financing activities          60,531        (68,000)        (2,466)             -         (9,935)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (120)            85            489              -            454
                                                          ---------------------------------------------------------------------
Cash (used in) provided by continuing operations             (7,288)            81          4,302              -         (2,905)
CASH PROVIDED BY DISCONTINUED OPERATIONS                        428              -              -              -            428
                                                          ---------------------------------------------------------------------
Net change in cash and cash equivalents                      (6,860)            81          4,302              -         (2,477)
Cash and cash equivalents at beginning of period              6,981           (329)         4,449              -         11,101
                                                          ---------------------------------------------------------------------
Cash and cash equivalents at end of period                $     121      $    (248)     $   8,751      $       -      $   8,624
                                                          =====================================================================

11.      LOSS CONTINGENCIES

Like many industrial manufacturers, the Company is involved in asbestos-related litigation. In continually evaluating costs relating to its estimated asbestos-related liability, the Company reviews, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2031 and March 31, 2082 to range between $5,450 and $19,000 using actuarial parameters of continued claims for a period of 25 to 76 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles, is through March 31, 2031 and ranges from $5,450 to $6,300 as of January 1, 2006. The range of probable and estimable liability reflects uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Based on the underlying actuarial information, the Company has reflected $5,700 as a liability in the consolidated financial statements in accordance with U.S. generally accepted accounting principles. The recorded liability does not consider the impact of any potential favorable federal legislation such as the "FAIR Act". Of this amount, management expects to incur asbestos liability payments of approximately $250 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.


12.      NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, as an amendment to ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), SHARE-BASED PAYMENT, which is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Statement 123(R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEEs, and amends FASB Statement No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in Statement 123(R) is similar to the approach described in Statement
123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) was to be adopted for interim or annual periods beginning after June 15, 2005. On April 14th, 2005, the SEC announced that it would provide for a phased-in implementation process for FASB statement No. 123(R). The SEC is requiring that registrants adopt statement 123(R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. We expect to adopt 123(R) in the first quarter of Fiscal 2007. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all share-based payments granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is still evaluating the method it plans to use when it adopts statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our condensed consolidated financial statements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                          (DOLLAR AMOUNTS IN THOUSANDS)

EXECUTIVE OVERVIEW

We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions. Our Solutions segment designs, manufactures, and installs application-specific material handling systems and solutions for end-users to improve work station and facility-wide work flow.

Founded in 1875, we have grown to our current leadership position through organic growth and the acquisition of 14 businesses between February 1994 and April 1999. We have developed our leading market position over our 130-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Integration of the operations of the acquired businesses with our previously existing businesses is substantially complete. Ongoing integration of these businesses includes improving our productivity, further reducing our excess manufacturing capacity and extending our sales activities to the European and Asian marketplaces. We are executing those initiatives through our Lean Manufacturing efforts, facility rationalization program, new product development and expanded sales activities. Shareholder value will be enhanced through continued emphasis on the improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, market expansion and renewed customer focus.

We maintain a strong domestic market share with significant leading North American market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. This includes development of hoist lines in accordance with international standards, to complement our current offering of hoist products designed in accordance with U.S. standards. To further expand our global sales, we are introducing certain of our products that historically have been distributed only in North America and also introducing new products through our existing European distribution network. Furthermore, we are working to build a distribution network in China to capture an anticipated growing demand for material handling products as that economy continues to industrialize. These investments in international markets and new products are part of our focus on our greatest opportunities for growth. International sales increased 13% from approximately $97,000 to $110,000 during the first nine months of fiscal 2006 and overall sales increased 10% over the same period last year. Management believes that the growth rate of total sales may moderate in future periods due to more difficult comparisons with our fiscal 2005 periods. In addition, bookings have tapered to the mid-single digit growth range. We monitor such indicators as U.S. Industrial Capacity Utilization, which had been increasing since July 2003 but have more recently begun to stabilize. In addition, we continue to monitor the potential impact of global and domestic trends, including rising energy costs, steel price fluctuations, rising interest rates and uncertainty in some end-user markets around the globe.

Our Lean Manufacturing efforts continue to fundamentally change our manufacturing processes to be more responsive to customer demand and improve on-time delivery and productivity. From 2001 to 2004 under our facility rationalization program, we closed 13 facilities and consolidated several product lines, with potential opportunity for further rationalization. We have been undergoing assessments for possible divestiture of several less-strategic businesses. Our manipulator and specialty marine chain businesses were sold in fiscal 2004 and two others remain as possible divestiture candidates, our conveyor business which comprises a majority of our Solutions segment and a specialty crane business within our Products segment. In furtherance of our facility rationalization projects, we completed the sale of several excess properties at a gain of $3,700 and $556 during fiscal 2005 and the first nine months of fiscal 2006, respectively. We will continue to sell surplus real estate resulting from our facility rationalization projects and those sales may result in gains or losses.

We keep a close watch on the costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us over $33,000 in fiscal 2005 and we work diligently to balance cost control with the need to provide competitive employee benefits packages for our associates. Another cost area of focus is steel. We utilize approximately $30,000 to $35,000 of steel annually in a variety of forms including rod, wire, bar, structural and others. Increases in our costs have been reflected as price increases and surcharges to our customers and we continue to monitor them. The costs of implementing Sarbanes-Oxley internal control documentation and compliance had a substantial impact on fiscal 2005 profitability and we are focused on minimizing the future added costs of compliance. We continue to operate in a highly competitive business environment in the markets and geographies served. Our performance will be impacted by our ability to address a variety of challenges and opportunities in those markets and geographies, including trends towards increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets. Based on current trends, we look forward to slowed growth over the remainder of fiscal 2006.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JANUARY 1, 2006 AND JANUARY 2, 2005
Net sales in the fiscal 2006 quarter ended January 1, 2006 were $133,322, up $7,409 or 5.9% from the fiscal 2005 quarter ended January 2, 2005. Net sales for the nine months ended January 1, 2006 were $408,911, an increase of $38,629 or 10.4% from the nine months ended January 2, 2005. Sales in the Products segment increased by $8,541 or 7.8% from the previous year's quarter and $35,558 or 10.9% from the previous year's nine-month period then ended. These increases are due to the continued strength of the U.S. and European industrial markets, as well as the impact of price increases of $3,300 and $16,000 in the quarter and nine months ended January 1, 2006, respectively. Translation of foreign currencies, particularly the Euro and Canadian dollar, into U.S. dollars reduced sales in the Products segment by $1,100 for the quarter ended January 1, 2006 and contributed $900 toward the Products segment increase in sales for the nine-month period ended January 1, 2006. Sales in the Solutions segment decreased 6.8% or $1,132 for the quarter and increased 7.1% or $3,071 for the nine months ended January 1, 2006 when compared to the same period in the prior year. The decrease in this segment for quarter ended January 1, 2006 is primarily due to the translation of foreign currencies into U.S. dollars which reduced sales by $900. The increase in this segment for the nine-month period ended January 1, 2006 is primarily due to improvement in our European conveyor business. Translation of foreign currencies into U.S. dollars reduced sales in the Solutions segment by $100 for the nine-months ended January 1, 2006. Sales in the segments are summarized as follows:

                                 THREE MONTHS ENDED                               NINE MONTHS ENDED
                                 ------------------                               -----------------
                       JAN. 1,      JAN. 2,           CHANGE            JAN. 1,       JAN. 2,          CHANGE
                        2006         2005       AMOUNT       %           2006          2005        AMOUNT     %
                    ----------   ----------    --------    -----     ----------    ---------    ---------   ----
Products            $  117,850   $  109,309    $  8,541     7.8      $  362,405    $ 326,847    $  35,558   10.9
Solutions               15,472       16,604      (1,132)   (6.8)         46,506       43,435        3,071    7.1
                    ----------   ----------    --------              ----------    ---------    ---------
Net sales           $  133,322   $  125,913    $  7,409     5.9      $  408,911    $ 370,282    $  38,629   10.4
                    ==========   ==========    ========              ==========    =========    =========

Gross profits and gross profit margins by operating segment are summarized as follows:

                                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                                      ------------------                            -----------------
                                JAN. 1, 2006        JAN. 2, 2005            JAN. 1, 2006          JAN. 2, 2005
                                ------------        ------------            ------------          ------------
                                  $       %           $       %               $       %             $       %
                                -----   -----       -----   -----           -----   -----         -----   -----
Products                     $  32,142   27.3    $  27,533   25.2        $  99,027   27.3      $  84,583   25.9
Solutions                        2,789   18.0        2,466   14.9            7,605   16.4          6,810   15.7
                             ---------           ---------               ---------             ---------
Total Gross Profit           $  34,931   26.2    $  29,999   23.8        $ 106,632   26.1      $  91,393   24.7
                             =========           =========               =========             =========

The increase in the gross profit margin for the Products segment is the result of product mix, the realization of operational leverage at increased sales volumes and previous cost containment activities. The Solutions segment gross profit margin was impacted by product mix.

Selling expenses were $13,281,  $13,356, $40,019, and $38,326 in the fiscal 2006 and 2005 quarters and the nine-month periods then ended, respectively. The changes in expense dollars were impacted by increased investment in new markets ($200 and $925 for the quarter and nine-month period ended January 1, 2006, respectively), translation from changes in foreign exchange rates ($225 decrease in selling expense for the quarter ended January 1, 2006, and $50 increase for the nine-month period ended January 1, 2006) and increased variable selling costs as a result of higher sales volume. As a percentage of consolidated net sales, selling expenses were 10.0%, 10.6%, 9.8%, and 10.4% in the fiscal 2006 and 2005 quarters and the nine-month periods then ended, respectively.

General and administrative expenses were $8,392, $6,918, $25,106, and $21,920 in the fiscal 2006 and 2005 quarters and the nine-month periods then ended, respectively. The quarterly increase is primarily the result of increased variable compensation expense ($900), increased salaries and fringe benefits ($150), increased bad debt reserves ($200), increased Employee Stock Option Plan expense ($125), increased support costs for our Mexican chain business ($75), and increased board of directors expense ($75). The fiscal 2006 nine-month data is higher than the prior year due to increased variable compensation expense ($700), increased salaries and fringe benefits ($600), increased bad debt reserves ($450), severance expenses ($300), increased support costs for our foreign operations ($200), and currency translation impact ($100). As a percentage of consolidated net sales, general and administrative expenses were 6.3%, 5.5%, 6.1% and 5.9% in the fiscal 2006 and 2005 quarters and the nine-month periods then ended, respectively.

Restructuring charges were $83, $191, $320, and $408 in the fiscal 2006 and 2005 quarters and the nine-month periods then ended, respectively.

Amortization of intangibles was $61, $78, $184, and $231 in the fiscal 2006 and 2005 quarters and the nine-month periods then ended, respectively.

Interest and debt expense was $6,268, $6,837, $19,617, and $21,026 in the fiscal 2006 and 2005 quarters and the nine-month periods then ended, respectively. These decreases are the result of lower debt levels. As a percentage of consolidated net sales, interest and debt expense was 4.7%, 5.4%, 4.8% and 5.7% in the fiscal 2006 and 2005 quarters and the nine-month periods then ended, respectively.

Other (income) and expense, net was $4,177, $(755), $5,252 and $(1,344) in the fiscal 2006 and 2005 quarters and the nine-month periods then ended, respectively. The 2006 quarter expense consisted primarily of a $4,950 loss on early extinguishment of debt, offset by $350 of realized gains and investment income on investments within our captive insurance company portfolio and $375 of interest income. The fiscal 2006 nine month expense consisted primarily of an $8,300 loss on early extinguishment of debt, offset by $1,650 of realized gains and investment income on investments within our captive insurance company portfolio, $500 of gains on sales of real estate, and $750 of interest income. The fiscal 2005 income for both the quarter and nine-month period consisted primarily of realized gains and investment income on investments within our captive insurance portfolio and of interest income.

Income tax expense as a percentage of income from continuing operations before income tax expense was 55.1%, 35.1%, 29.6%, and 26.7% in the fiscal 2006 and 2005 quarters and the nine-month periods then ended, respectively. The fiscal 2006 and 2005 percentages vary from the U.S. statutory rate due to the utilization of domestic net operating loss carry-forwards that had been fully reserved and jurisdictional mix. Therefore, income tax expense primarily results from non-U.S. taxable income and state taxes on U.S. taxable income. The higher effective income tax rate in fiscal 2006 reflects the loss on early extinguishment of debt which reduced U.S. taxable income by $4,950 and $8,280 in the quarter and nine month period respectively, but did not affect our tax expense due to the existence of fully reserved U.S. Federal net operating loss carry-forwards. We evaluate our estimated annual effective tax rate each quarter. In light of the our continuing improvement in the results of our U.S. operations during fiscal 2005 and 2006, we plan to review the previously established valuation reserves for our net deferred tax assets in more detail as information becomes available.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of fiscal 2006, the Company registered an additional 3,350,000 shares of its common stock which were sold at $20.00 per share. The number of shares offered by the Company was 3,000,000 and 350,000 were offered by a selling shareholder. The Company did not receive any proceeds from the sale of shares by the selling shareholder. This stock offering increased our weighted average common stock outstanding by 1,615,000 and 533,000 shares for the quarter and nine-month period ended January 1, 2006, respectively. A portion of the proceeds received by the Company were used to redeem $40,250 principal amount of the Company's outstanding Senior Secured 10% Notes. The balance of the proceeds is available for other general corporate purposes to advance its strategy of global growth, including additional debt repayment, investments and acquisitions.

The Company's Revolving Credit Facility provides availability up to a maximum of $65,000. Underlying collateral at January 1, 2006 amounted to $65,000. The unused portion totaled $54,800, net of outstanding borrowings of $0 and outstanding letters of credit of $10,200. Interest is payable at varying Eurodollar rates based on LIBOR or prime plus spreads determined by our leverage ratio, amounting to 150 or 25 basis points applied to each, respectively. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

During the second quarter of fiscal 2006, the Company issued $136,000 of 8 7/8% Senior Subordinated Notes (8 7/8% Notes) due November 1, 2013. Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, we may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. The 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 8 7/8% Notes agreement) to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder's 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

Proceeds from the 8 7/8% Notes and cash on hand were used to repurchase all of the outstanding 8 1/2% Senior Subordinated Notes. The repurchase of the 8 1/2% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $2,298. As a result of the repurchase of the 8 1/2% Notes, $922 of pre-tax deferred financing costs and $110 of the original issue discount were written-off in the second quarter of fiscal 2006. The net effect of these items, a $3,330 pre-tax loss, is shown as part of other (income) and expense, net.

The Senior Secured 10% Notes issued on July 22, 2003 amounted to $115,000 and are due August 1, 2010. Provisions of the 10% Notes include, without limitation, restrictions on indebtedness, restricted payments, asset and subsidiary stock sales, liens, and other restricted transactions. During the third quarter of fiscal 2006, the Company used a portion of the proceeds from its stock offering to repurchase $40,250 of the outstanding 10% Notes. The repurchase of the 10% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $4,025. As a result of the repurchase of the 10% Notes, $925 of pre-tax deferred financing costs was written-off. The net effect of these items, a $4,950 pre-tax loss in the third quarter of fiscal 2006, is shown as part of other (income) and expense, net. The remaining 10% Notes are not entitled to redemption at our option, prior to August 1, 2007. On and after August 1, 2007, they are redeemable at prices declining annually to 100% on and after August 1, 2009. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require us to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are secured by a second-priority interest in all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

The corresponding credit agreements associated with the Revolving Credit Facility place certain debt covenant restrictions on us including certain financial requirements and a restriction on dividend payments.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which is focused on cash generation for debt repayment. The business plan includes continued implementation of Lean Manufacturing, facility rationalization projects, divestiture of excess facilities and certain non-strategic operations, improving working capital utilization, and new market and new product development.

Net cash provided by operating activities was $38,509 for the nine months ended January 1, 2006 compared to $8,413 for the nine months ended January 2, 2005. The $30,096 increase is the result of a $3,422 increase in income from continuing operations, an $8,280 loss on early extinguishment of debt, and $20,632 of changes in net working capital components, primarily decreased accounts receivable and inventories, and increased accounts payable and accrued liabilities, offset by $1,794 of gains on the sale of real estate and investments.

Net cash used in investing activities was $2,557 for the nine months ended January 1, 2006 compared to $1,837 for the nine months ended January 2, 2005. The $720 increase in cash used was the result of an increase in capital expenditures to $4,738 in fiscal 2006 compared to $3,169 in fiscal 2005, and by a decrease in sales of marketable equity securities to $90 in fiscal 2006 compared to $957 in fiscal 2005. This increase in cash used in investing activities was offset by $2,091 of proceeds from sale of property in fiscal 2006.

Net cash used in financing activities was $4,265 for the nine months ended January 1, 2006 compared to $9,935 for the nine months ended January 2, 2005. The net cash used in financing activities for the nine months ended January 1, 2006 consisted primarily of $196,881 repayment of debt, $2,357 of deferred financing costs incurred, and $1,417 of net payments under revolving line of credit agreements, offset by $136,000 of proceeds from the issuance of long-term debt and $59,944 of proceeds from the issuance of common stock and stock options exercised. The net cash used in financing activities for the nine months ended January 2, 2005 consisted primarily of $13,244 repayment of debt, offset by $2,906 net borrowings under revolving line of credit agreements.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing, and upgrading our property, plant, and equipment to support new product development, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety, and promote ergonomically correct work stations. Consolidated capital expenditures for the nine months ended January 1, 2006 and January 2, 2005 were $4,738 and $3,169, respectively. We expect capital spending for fiscal 2006 to in the range of $6.0 to $7.0 million compared with $5.2 million in fiscal 2005. Higher capital expenditures for fiscal 2006 have been primarily directed toward new product development and productivity improvement.

INFLATION AND OTHER MARKET CONDITIONS

Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, and the Pacific Rim. We do not believe that general inflation has had a material effect on results of operations over the periods presented primarily due to overall low inflation levels over such periods and the ability to generally pass on rising costs through price increases. However, we have been impacted by fluctuations in steel costs, which vary by type of steel and we continue to monitor them. In addition, employee benefits costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. We generally incorporate those cost increases into our sales price increases as well as surcharges on certain products. In the future, we may be further affected by inflation that we may not be able to pass on as price increases.

SEASONALITY AND QUARTERLY RESULTS

Quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, restructuring charges and other costs attributable to our facility rationalization program, divestitures, acquisitions and the magnitude of rationalization integration costs. Therefore, the operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," as an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This Statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), SHARE-BASED PAYMENT, which is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Statement 123(R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEEs, and amends FASB Statement No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in Statement 123(R) is similar to the approach described in Statement
123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) was to be adopted for interim or annual periods beginning after June 15, 2005. On April 14th, 2005, the SEC announced that it would provide for a phased-in implementation process for FASB statement No. 123(R). The SEC is requiring that registrants adopt statement 123(R)'s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. We expect to adopt 123(R) in the first quarter of Fiscal 2007. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all share-based payments granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are  still  evaluating  the  method  we plans to use when we adopt  statement
123(R).

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25's intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of 123(R) cannot be predicted at this time because it will depend on levels of share based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our condensed consolidated financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors disclosed in our periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as our current plans, estimates and beliefs. We do not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk


There have been no material changes in the market risks since the end of Fiscal 2005.


Item 4.     Disclosure Controls and Procedures

As of January 1, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of January 1, 2006. There were no changes in the Company's internal controls or in other factors during our third quarter ended January 1, 2006.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - none.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - none.

Item 3.   Defaults upon Senior Securities - none.

Item 4.   Submission of Matters to a Vote of Security Holders - none.

Item 5.   Other Information - none.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits:

          Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)   Reports on Form 8-K:

          On November 8, 2005, the Company filed a Current Report on Form 8-K with respect to the pricing of its previously announced offering of 3,350,000 shares of common stock at $20.00 per share.

          On November 15, 2005, the Company filed a Current Report on Form 8-K with respect to the completion of its previously disclosed offering of 3,350,000 shares of common stock at $20.00 per share.

          On November 18, 2005, the Company filed a Current Report on Form 8-K with respect to the call for redemption of approximately $40.25 million of its outstanding Senior Subordinated 10% Notes due 2010.

          On January 24, 2006, the Company filed a Current Report on Form 8-K with respect to its financial results for the third quarter of fiscal 2006.

          On January 26, 2006, the Company filed a Current Report on Form 8-K with respect to the appointment of its Chief Financial Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COLUMBUS MCKINNON CORPORATION
                                         -----------------------------
                                         (Registrant)




Date: FEBRUARY 1, 2006                    /S/ KAREN L. HOWARD
      ----------------                    --------------------------------------
                                          Karen L. Howard
                                          Vice President and Treasurer and Chief
                                             Financial Officer (Principal
                                             Financial Officer)