Form 10-K
AUDUBON EUROPE S A R L; CRANE EQUIPMENT & SERVICE INC; YALE INDUSTRIAL PRODUCTS INC; COLUMBUS MCKINNON CORP
filed 2007-05-31
CIK 1263401, 1263400, 1062624, 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2007

                         COMMISSION FILE NUMBER 0-27618
                                -----------------

                          COLUMBUS MCKINNON CORPORATION
             (Exact name of Registrant as specified in its charter)

          NEW YORK                                  16-0547600
  (State of Incorporation)           (I.R.S. Employer Identification Number)

                         140 JOHN JAMES AUDUBON PARKWAY
                          AMHERST, NEW YORK 14228-1197
          (Address of principal executive offices, including zip code)

                                 (716) 689-5400
              (Registrant's telephone number, including area code)
                                -----------------

                Securities pursuant to section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
           COMMON STOCK, $0.01 PAR VALUE (AND RIGHTS ATTACHED THERETO)


     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [ X ]

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.

Large accelerated filer  [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2006 was approximately $325 million, based upon the closing price of the Company's common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant's common stock outstanding as of April 30, 2007 was 18,831,787 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year ended March 31, 2007 are incorporated by reference into Part III of this report.

                          COLUMBUS MCKINNON CORPORATION
                         2007 ANNUAL REPORT ON FORM 10-K

     This annual report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors set forth herein under "Risk Factors." We use words like "will," "may," "should," "plan," "believe," "expect," "anticipate," "intend," "future" and other similar expressions to identify forward looking statements. These forward looking statements speak only as of their respective dates and we do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated changes. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

                                     PART I
                                     ------

ITEM 1.           BUSINESS
                  --------

GENERAL

     We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. We are the domestic market leader in hoists, our principal line of products, which we believe provides us with a strategic advantage in selling our other products. We have achieved this leadership position through strategic acquisitions, our extensive, diverse and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry and we believe we have more overhead hoists in use in North America than all of our competitors combined. Our brand names, including CM, Coffing, Duff-Norton, Shaw-Box and Yale, are among the most recognized and well-respected in our marketplace.


THE BUILDING OF OUR BUSINESS

     Founded in 1875, we have grown to our current size and leadership position through organic growth and acquiring 14 businesses between 1994 and 1999. These acquisitions have significantly broadened our product lines and services and expanded our geographic, reach end-user markets and our customer base. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, efficient manufacturing techniques and global operations, all of which are critical to our long-term growth strategy. We have a proven track record of acquiring complementary businesses and product lines, integrating their activities into our organization, and aggressively managing their cost structures to improve operating efficiencies. The history of our acquisitions between 1994 and 1999 is outlined below (purchase price in millions):

                                                         PURCHASE
DATE OF ACQUISITION     ACQUIRED COMPANY                   PRICE          PRODUCTS/SERVICES
-------------------     ----------------                   -----          -----------------
April 1999              Washington Equipment Company       $ 6.4          Overhead cranes
March 1999              GL International (1),(2)            20.6          Overhead cranes
January 1999            Camlok/Tigrip                       10.6          Plate clamps, crane weighers
December 1998           Gautier                              2.9          Rotary unions, swivel joints
August 1998             Abell-Howe Crane                     7.0          Overhead cranes
March 1998              ASI (3)                            155.0          Design and manufacture of custom conveyor systems
January 1998            Univeyor                            15.0          Design and manufacture of powered roller conveyor
                                                                               systems
December 1996           Lister (4)                           7.0          Cement kiln, anchor and buoy chain
October 1996            Yale (5)                           270.0          Hoists, scissor lift tables, actuators, jacks and
                                                                               rotary unions
November 1995           Lift-Tech                           63.0          Hoists
October 1995            Endor                                2.0          Hoists
January 1995            Cady Lifters                         0.8          Below-the-hook lifters
December 1994           Conco                                0.8          Operator controlled manipulators
February 1994           Durbin-Durco                         2.4          Load securing equipment and attachments

The following is a summary of our divestitures and property sales which occurred between 1998 and 2007 as we focus on our core businesses and major business segments as well as reduce our operating costs.

(1)  In August 1998, we sold the Mechanical Products division of Yale.
(2) In January 2002, we sold Handling Systems & Conveyors, Inc., a subsidiary of GL International.
(3) In May 2002, we sold substantially all of the assets of Automatic Systems, Inc. ("ASI") and in March 2003, we sold LICO Steel, Inc., a subsidiary of Audubon West, formerly ASI.
(4)  In February 2004, we sold the assets of the Lister Chain & Forge  division.
(5)  In January 2005, we sold a Chicago area property.
(6) In March 2007, we sold LARCO Inc., a subsidiary of Crane, Equipment, & Service, Inc.


OUR POSITION IN THE INDUSTRY

     The broad, global material handling industry includes the following sectors:
          o    overhead material handling and lifting devices;
          o    continuous materials movement;
          o    wheeled handling devices;
          o    pallets, containers and packaging;
          o    storage equipment and shop furniture;
          o    automation systems and robots; and
          o    services and unbundled software.

     The breadth of our products and services enables us to participate in each of these sectors, except for pallets, containers and packaging and storage equipment and shop furniture. This diversification, together with our extensive and varied distribution channels, minimizes our dependence on any particular product, market or customer. We believe that none of our competitors offers the variety of products or services in the markets we serve.

     We believe that the demand for our products and services has increased during the last twelve months and we believe the demand will continue to increase in the future as a result of several macro-economic growth drivers. These drivers include:

     FAVORABLE INDUSTRY TRENDS. The U.S. industrial economy has improved since 2003 and the Eurozone industrial economy has improved since 2005. Industrial capacity utilization currently exceeds 80% in both regions, generally indicative of capital expansion and favorable industrial activity. Our business performance is influenced by the state of the U.S. and Eurozone industrial economies.

     PRODUCTIVITY ENHANCEMENT. We believe employers respond to competitive pressures by seeking to maximize productivity and efficiency, among other actions. Our hoists and other lifting and positioning products allow loads to be lifted and placed quickly, precisely, with little effort and fewer people, thereby increasing productivity and reducing cycle time.

     SAFETY REGULATIONS AND CONCERNS. Driven by workplace safety regulations such as the Occupational Safety and Health Act and the Americans with Disabilities Act in the U.S., and by the general competitive need to reduce costs such as health insurance premiums and workers' compensation expenses, employers seek safer ways to lift and position loads. Our lifting and positioning products enable these tasks to be performed with reduced risk of personal injury.

     CONSOLIDATION OF SUPPLIERS. In an effort to reduce costs and increase productivity, our customers and end-users are increasingly consolidating their suppliers. We believe that our competitive strengths will enable us to benefit from this consolidation and enhance our market share.

OUR COMPETITIVE STRENGTHS

     LEADING MARKET POSITIONS. We are a leading manufacturer of hoists and alloy and high strength carbon steel chain and attachments in North America. We have developed our leading market positions over our 132-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. Approximately 78% of our domestic net sales for the year ended March 31, 2007 were from product categories in which we believe we hold the number one market share. We believe that the strength of our established products and brands and our leading market positions provide us with significant competitive advantages, including preferred supplier status with a majority of our largest customers. Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

     The following table summarizes the product categories where we believe we are the U.S. market leader:

                                                                                                           PERCENTAGE OF
PRODUCT CATEGORY                                 U.S. MARKET SHARE          U.S. MARKET POSITION         DOMESTIC NET SALES
----------------                                 -----------------          --------------------         ------------------
Powered Hoists (1)                                      50%                          #1                            28%
Manual Hoists & Trolleys (1)                            61%                          #1                            14%
Forged Attachments (1)                                  42%                          #1                            10%
Lifting and Sling Chains (1)                            66%                          #1                             8%
Hoist Parts (2)                                         60%                          #1                            10%
Mechanical Actuators (3)                                40%                          #1                             5%
Tire Shredders (4)                                      80%                          #1                             1%
Jib Cranes (5)                                          56%                          #1                             2%
                                                                                                                  ----
                                                                                                                   78%
                                                                                                                  ====

-------------
(1) Market share and market position data are internal estimates derived from survey information collected and provided by our trade associations in 2006.

(2) Market share and market position data are internal estimates based on our market shares of Powered Hoists and Manual Hoists & Trolleys, which we believe are good proxies for our Hoist Parts market share because we believe most end-users purchase Hoist Parts from the original equipment supplier.

(3) Market share and market position data are internal estimates derived by comparison of our net sales to net sales of one of our competitors and to estimates of total market sales from a trade association in 2006.

(4) Market share and market position data are internal estimates derived by comparing the number of our tire shredders in use and their capacity to estimates of the total number of tires shredded published by a trade association in 2006.

(5) Market share and market position are internal estimates derived from both the number of bids we win as a percentage of the total projects for which we submit bids and from estimates of our competitors' net sales based on their relative position in distributor catalogues in 2006.

     COMPREHENSIVE PRODUCT LINES AND STRONG BRAND NAME RECOGNITION. We believe we offer the most comprehensive product lines in the markets we serve. We are the only major supplier of material handling equipment offering full lines of hoists, chain and attachments. Our capability as a full-line supplier has allowed us to (i) provide our customers with "one-stop shopping" for material handling equipment, which meets some customers' desires to reduce the number of their supply relationships in order to lower their costs, (ii) leverage our engineering, product development and marketing costs over a larger sales base and (iii) achieve purchasing efficiencies on common materials used across our product lines.

     In addition, our brand names, including Budgit, Chester, CM, Coffing, Duff-Norton, Little Mule, Shaw-Box and Yale, are among the most recognized and respected in the industry. The CM name has been synonymous with overhead hoists since manual hoists were first developed and marketed under the name in the early 1900s. We believe that our strong brand name recognition has created customer loyalty and helps us maintain existing business, as well as capture additional business. No single SKU comprises more than 1% of our sales, a testament to our broad and diversified product offering.

     DISTRIBUTION CHANNEL DIVERSITY AND STRENGTH. Our products are sold to over 20,000 general and specialty distributors and OEMs globally. We enjoy long-standing relationships with, and are a preferred provider to, the majority of our largest distributors and industrial buying groups. There has been consolidation among distributors of material handling equipment and we have benefited from this consolidation by maintaining and enhancing our relationships with our leading distributors, as well as forming new relationships. We believe our extensive distribution channels provide a significant competitive advantage and allow us to effectively market new product line extensions and promote cross-selling.

     EXPANDING INTERNATIONAL MARKETS. We have significantly grown our international sales since becoming a public company in 1996. Our international sales have grown from $34.3 million (representing 16% of total sales) in fiscal 1996 to $198.5 million (representing 34% of our total sales) during the year ended March 31, 2007. This growth has occurred primarily in Europe, South America and Asia-Pacific where we have recently opened additional sales offices. Our international business has provided us, and we believe will continue to provide us, with significant growth opportunities and new markets for our products.

     LOW-COST MANUFACTURING WITH SIGNIFICANT OPERATING LEVERAGE. We believe we are a low-cost manufacturer and we have and will continue to generate significant operating leverage due to the initiatives summarized below. Our operating leverage goal is for each incremental sales dollar to generate 20%-30% of operating income.

          -- RATIONALIZATION AND CONSOLIDATION. During the last five years, we have closed 10 manufacturing plants and three warehouses, generating approximately $14 million of annual cost savings and improving our fixed-variable cost relationship.

          -- LEAN MANUFACTURING. We have initiated Lean Manufacturing techniques, facilitating substantial inventory reductions, a significant decline in required manufacturing floor area, a decrease in product lead time and improved productivity and on-time deliveries. We believe continued application of lean manufacturing tools will generate benefits for many years to come.

          -- INTERNATIONAL EXPANSION. Our continued expansion of our manufacturing facilities in China, Mexico and Hungary provides us with another cost efficient platform to manufacture and distribute certain of our products and components. We now operate 26 manufacturing facilities in eight countries, with 27 stand alone sales and service offices in 13 countries, and nine stand alone warehouse facilities in five countries.

          -- PURCHASING COUNCIL. We continue to leverage our company-wide purchasing power through our Purchasing Council to reduce our costs.

          -- SELECTIVE VERTICAL INTEGRATION. We manufacture many of the critical parts and components used in the manufacture of our hoists and cranes, resulting in reduced costs.

     STRONG AFTER-MARKET SALES AND SUPPORT. We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and satisfaction. We have a large installed base of hoists and chain that drives our after-market sales for components and repair parts and is a stable source of higher margin business. We maintain strong relationships with our customers and provide prompt aftermarket service to end-users of our products through our authorized network of 13 chain repair stations and over 350 hoist service and repair stations.

     LONG HISTORY OF FREE CASH FLOW GENERATION AND SIGNIFICANT DEBT REDUCTION. We have consistently generated positive free cash flow (which we define as net cash provided by operating activities less capital expenditures) by continually controlling our costs, improving our working capital management, and reducing the capital intensity of our manufacturing operations. In the past five years, we have reduced total debt by $178.3 million, from $350.4 million to $172.1 million.

     EXPERIENCED MANAGEMENT TEAM WITH EQUITY OWNERSHIP. Our senior management team provides a depth and continuity of experience in the material handling industry. Our management has experience in aggressive cost management, balance sheet management, efficient manufacturing techniques, acquiring and integrating businesses and global operations, all of which are critical to our long-term growth. Our directors and executive officers, as a group, own an aggregate of approximately 3% of our outstanding common stock.

OUR STRATEGY

     GROW OUR CORE BUSINESS. We intend to leverage our strong competitive advantages to increase our market shares across all of our product lines and geographies by:



          -- LEVERAGING OUR STRONG COMPETITIVE POSITION. Our large, diversified, global customer base, our extensive distribution channels and our close relationships with our distributors provide us with insights into customer preferences and product requirements that allow us to anticipate and address the future needs of end-users.

          -- INTRODUCING NEW AND CROSS-BRANDED PRODUCTS. We continue to expand our business by developing new material handling products and services and expanding the breadth of our product lines to address material handling needs. Since fiscal 2004, we have had a dedicated hoist product development team and we are in the process of forming a similar group for our rigging products (chain and forged attachments) in fiscal 2008. The majority of the powered hoist products under development are guided by the Federation of European Manufacturing, or FEM, standard. We believe these FEM hoist products, as well as other international design products will facilitate our global sales expansion strategy as well as improve our cost competitiveness against internationally made products imported into the U.S.

          -- LEVERAGING OUR BRAND PORTFOLIO TO MAXIMIZE MARKET COVERAGE. Most industrial distributors carry one or two lines of material handling products on a semi-exclusive basis. Unlike many of our competitors, we have developed and acquired multiple well-recognized brands that are viewed by both distributors and end-users as discrete product lines. As a result, we are able to sell our products to multiple distributors in the same geographic area. This strategy maximizes our market coverage and provides the largest number of end-users with access to our products.

     CONTINUE TO GROW IN INTERNATIONAL MARKETS. Our international sales of $198.5 million comprised 34% of our net sales for the year ended March 31, 2007, as compared to $34.3 million, or 16% of our net sales, in fiscal 1996, the year we became a public company. We sell to distributors in over 50 countries and have our primary international facilities in Canada, Mexico, Germany, the United Kingdom, Denmark, France, Hungary and China. In addition to new product introductions, we continue to expand our sales and service presence in the major and developing market areas of Europe, Asia-Pacific and Latin America through our sales offices and warehouse facilities in Europe, China, Thailand, Brazil, Uruguay and Mexico. We intend to increase our sales by manufacturing and exporting a broader array of high quality, low-cost products and components from our facilities in Mexico, China and Hungary for distribution in Europe and Asia-Pacific. We have developed and are continuing to expand upon new hoist and other products in compliance with FEM standards and international designs to enhance our global distribution.

     FURTHER REDUCE OUR OPERATING COSTS AND INCREASE MANUFACTURING PRODUCTIVITY. Our objective is to remain a low-cost producer. We continually seek ways to reduce our operating costs and increase our manufacturing productivity including through our on-going expansion of our manufacturing capacity in low-cost regions, including Mexico, China and Hungary. In furtherance of this objective, we have undertaken the following:

          -- IMPLEMENTATION OF LEAN MANUFACTURING. We continuously identify potential efficiencies in our operations through Lean Manufacturing, initiated in fiscal 2002. Through fiscal 2007, we have instituted Lean Manufacturing at our 16 major facilities resulting in the recapture of approximately 164,000 square feet of manufacturing floor area and the consolidation of an additional 920,000 square feet from closed facilities. Additionally since initiating lean in fiscal 2002, we have reduced inventories by approximately $31.7 million, or 29.1%, improved productivity and achieved significant reductions in product lead times.

          -- RATIONALIZATION OF FACILITIES. During the last five years, we have closed 10 manufacturing plants and three warehouses, consolidated a number of similar product lines and standardized certain component parts resulting in an aggregate cost savings of approximately $14 million. We have sufficient capacity to meet current and future demand and we periodically investigate opportunities for further facility rationalization.

          -- LEVERAGING OF OUR PURCHASING POWER. Our Purchasing Council was formed in fiscal 1998 to centralize and leverage our overall purchasing power, which has grown through acquisitions and has resulted in significant savings for our company.

     REDUCE OUR DEBT. We intend to continue our focus on cash generation for debt reduction through the following initiatives:

          -- INCREASE OPERATING CASH FLOW. As a result of the execution of our strategies to control our operating costs, increase our domestic organic growth and increase our penetration of international markets, we believe that we will continue to realize favorable operating leverage. Our operating leverage goal is for each incremental sales dollar to generate 20%-30% of operating income. We believe that such operating leverage will result in increased operating cash flow available for debt reduction, as well as investment in new products and new markets, organically and via acquisitions.

          -- REDUCE WORKING CAPITAL. As described above, we believe that our Lean Manufacturing activities are facilitating inventory reduction, improving product lead times and increasing our productivity. We have other initiatives underway to further improve other routine working capital components, including accounts payable, all initiatives driving toward our long-term goal of total working capital (excluding cash and debt) of 15% of latest 12 months' revenues. We believe our improved working capital management and increased productivity will further result in increased free cash flow.


     CONSIDER POTENTIAL DIVESTITURES AND PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. We intend to challenge the long-term fit of underperforming businesses for potential divestiture and redeployment of capital. Further, we intend to pursue synergistic acquisitions to complement our organic growth. Priorities for such acquisitions include: 1) increasing international geographic penetration, particularly in the Asia-Pacific region, and 2) further broadening our offering with complementary products frequently used in conjunction with hoists.


OUR SEGMENTS

     We currently report our operations in two business segments, Products and Solutions.

     Our Products segment designs, manufactures and distributes a broad range of material handling products for various applications. Products in this segment include a wide variety of electric, lever, hand and air-powered hoists; hoist trolleys; industrial crane systems such as bridge, gantry and jib cranes; alloy, carbon steel and kiln chain; closed-die forged attachments, such as hooks, shackles, logging tools and loadbinders; industrial components, such as mechanical and electromechanical actuators, mechanical jacks and rotary unions; and below-the-hook special purpose lifters. These products are typically manufactured for stock or assembled to order from standard components and are sold primarily through a variety of commercial distributors. The diverse end-users of our products are in manufacturing plants, power utility facilities and warehouses, on construction sites, oil rigs, ships and tractor trailers. Some of our products have farming, mining and logging applications, and we serve a niche market for the entertainment industry.

     Our Solutions segment is engaged primarily in the design, fabrication and installation of integrated workstation and facility-wide material handling systems and in the design and manufacture of tire shredders, lift tables and light-rail systems. The products and services of this segment have historically been highly engineered, built to order and primarily sold directly to end-users for specific applications in a variety of industries. We are strategically redirecting the material handling systems business within this segment to focus on more standardized products and service, to reduce its volatility and improve its profitability and return on invested capital. Further, we are evaluating strategic alternatives relative to this business within the Solutions segment.

     Note 20 to our consolidated financial statements included elsewhere herein provides information related to our business segments in accordance with U.S. generally accepted accounting principles. Summary information concerning our business segments for fiscal 2007, 2006 and 2005 is set forth below.


                                                                  FISCAL YEARS ENDED MARCH 31,
                              -----------------------------------------------------------------------------------------------------
                                            2007                                2006                              2005
                              ----------------------------------    ------------------------------     ----------------------------
                                                       % OF                              % OF                              % OF
                                                       TOTAL                             TOTAL                             TOTAL
                                     AMOUNT            SALES            AMOUNT           SALES            AMOUNT           SALES
                                 ---------------    -----------     --------------    ------------    -------------    ------------
                                                                        (DOLLARS IN MILLIONS)
Net Sales
     Products.................$       527.1             89.4      $       493.9           88.8      $     453.1            88.0
     Solutions................         62.7             10.6               62.1           11.2             61.7            12.0
                                 ---------------    -----------     --------------    ------------    -------------    ------------
          Total...............$       589.8            100.0      $       556.0          100.0      $     514.8           100.0
                                 ===============    ===========     ==============    ============    =============    ============

                                                       % OF                              % OF                              % OF
                                                      SEGMENT                           SEGMENT                           SEGMENT
                                                      /TOTAL                            /TOTAL                            /TOTAL
                                     AMOUNT            SALES            AMOUNT           SALES           AMOUNT            SALES
                                 ---------------    -----------     --------------    ------------    -------------    ------------
Income from Operations
     Products.................$        71.5             13.6      $        55.9           11.3      $      39.4             8.7
     Solutions................         (3.0)            (4.8)               2.0            3.2              1.3             2.1
                                 ---------------    -----------     --------------    ------------    -------------    ------------
          Total...............$        68.5             11.6      $        57.9           10.4      $      40.7             7.9
                                 ===============    ===========     ==============    ============    =============    ============


PRODUCTS SEGMENT

PRODUCTS

     Our Products segment primarily designs, manufactures and distributes a broad range of material handling, lifting and positioning products for various applications and has total assets of approximately $527 million as of March 31, 2007. These products are typically manufactured for stock or assembled to order from standard components and are sold through a variety of distributors. In excess of 75% of our Products segment net sales is derived from the sale of products that we sell at a unit price of less than $5,000. In fiscal 2007, net sales of the Products segment were approximately $527.1 million or approximately 89.4% of our net sales, of which approximately $372.8 million, or 70.7% were domestic and $154.3 million, or 29.3% were international. The following table sets forth certain sales data for the products of our Products segment, expressed as a percentage of net sales of this segment for fiscal 2007 and 2006:

                                                                                   FISCAL YEARS ENDED MARCH 31,
                                                                             ------------------------------------------
                                                                                    2007                   2006
                                                                             -------------------    -------------------
              Hoists.......................................................           54%                    52%
              Chain........................................................           14                     15
              Forged attachments...........................................           11                     12
              Industrial cranes............................................           13                     13
              Industrial components........................................            8                      8
                                                                             -------------------    -------------------
                                                                                     100%                   100%

     HOISTS. We manufacture a variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, lever tools and air-powered balancers and hoists. Load capacities for our hoist product lines range from one-eighth of a ton to 100 tons. These products are sold under our Budgit, Chester, CM, Coffing, Little Mule, Shaw-Box, Yale and other recognized trademarks. Our hoists are sold for use in numerous general industrial applications, as well as for use in the construction, energy, mining, entertainment and other markets. We also supply hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

     We also currently offer several lines of custom-designed, below-the-hook tooling, clamps, pallet trucks and textile strappings. Below-the-hook tooling and clamps are specialized lifting apparatus used in a variety of lifting activities performed in conjunction with hoist and chain applications. Textile strappings are below-the-hook attachments, frequently used in conjunction with hoists.

     CHAIN. We manufacture alloy and carbon steel chain for various industrial and consumer applications. Federal regulations require the use of alloy chain, which we first developed, for overhead lifting applications because of its strength and wear characteristics. A line of our alloy chain is sold under the Herc-Alloy brand name for use in overhead lifting, pulling and restraining applications. In addition, we also sell specialized load chain for use in hoists, as well as three grades and multiple sizes of carbon steel welded-link chain for various load securing and other non-overhead lifting applications. We also manufacture kiln chain sold primarily to the cement manufacturing market.

     FORGED ATTACHMENTS. We produce a complete line of alloy and carbon steel closed-die forged attachments, including hooks, shackles, hitch pins and master links. These forged attachments are used in chain, wire rope and textile rigging applications in a variety of industries, including transportation, mining, construction, marine, logging, petrochemical and agriculture.

     In addition, we manufacture carbon steel forged and stamped products, such as loadbinders, logging tools and other securing devices, for sale to the industrial, consumer and logging markets through industrial distributors, hardware distributors, mass merchandiser outlets and OEMs.

     INDUSTRIAL CRANES. We entered the U.S. crane manufacturing market through our August 1998 acquisition of Abell-Howe, a Chicago-based regional manufacturer of jib and overhead bridge cranes. Our March 1999 acquisition of GL International, which included the Gaffey and Larco brands, and our April 1999 acquisition of Washington Equipment Company established us as a significant participant in the U.S. crane building and servicing markets. Crane builders represent a specific distribution channel for electric wire rope hoists, chain hoists and other crane components. We divested of our Larco business in March 2007, which business provided cranes and service primarily to the steel industry in southern Ontario, Canada.

     INDUSTRIAL COMPONENTS. Through our Duff-Norton division, we design and manufacture industrial components such as mechanical and electromechanical actuators, rotary unions and mechanical jacks for sale domestically and abroad. Actuators are linear motion devices used in a variety of industries, including the paper, steel and aerospace industries. Rotary unions are devices that transfer a liquid or gas from a fixed pipe or hose to a rotating drum, cylinder or other device. Rotary unions are used in a variety of industries including pulp and paper, printing, textile and fabric manufacturing, rubber and plastic. Mechanical jacks are heavy duty lifting devices used in the repair and maintenance of railroad equipment, locomotives and industrial machinery.

SALES AND MARKETING

     Our sales and marketing efforts in support of our Products segment consist of the following programs:

     FACTORY-DIRECT FIELD SALES AND CUSTOMER SERVICE. We sell our products through our direct sales forces of more than 125 salespersons and through independent sales agents worldwide. Our sales are further supported by our more than 350 company-trained customer service correspondents and sales application engineers. We compensate our sales force through a combination of base salary and a commission plan based on top line sales and a pre-established sales quota.

     PRODUCT ADVERTISING. We promote our products by regular advertising in leading trade journals as well as producing and distributing high quality information catalogs. We support our product distribution by running cooperative "pull-through" advertising in over 15 vertical trade magazines and directories aimed toward theatrical, international, consumer and crane builder markets. We run targeted advertisements for hoists, chain, forged attachments, scissor lift tables, actuators, hydraulic jacks, hardware programs, cranes and light-rail systems.

     TARGET MARKETING. We are developing marketing literature to target specific market sectors including construction and energy. This literature will display our broad product offering applicable to those sectors to enhance awareness at the end-user level within those sectors.

     TRADE SHOW PARTICIPATION. Trade shows are central to the promotion of our products, and we participate in more than 30 regional, national and international trade shows each year. Shows in which we participate range from global events held in Germany to local "markets" and "open houses" organized by individual hardware and industrial distributors. We also attend specialty shows for the entertainment, rental and safety markets, construction, as well as general purpose industrial and hardware shows. In fiscal 2007, we participated in trade shows in the U.S., Canada, Mexico, Germany, the United Kingdom, France, China and Brazil.

     INDUSTRY ASSOCIATION MEMBERSHIP AND PARTICIPATION. As a recognized industry leader, we have a long history of work and participation in a variety of industry associations. Our management is directly involved at the officer and director levels of numerous industry associations including the following: ISA (Industrial Supply Association), AWRF (Associated Wire Rope Fabricators), PTDA

(Power Transmission and Distributors Association), SCRA (Specialty Carriers and Riggers Association), WSTDA (Web Sling and Tie Down Association), MHI (Material Handling Institute), HMI (Hoist Manufacturers Institute), CMAA (Crane Manufacturers Association of America), ESTA (Entertainment Services and Technology Association), NACM (National Association of Chain Manufacturers) and ARA (American Rental Association).

     PRODUCT STANDARDS AND SAFETY TRAINING CLASSES. We conduct on-site training programs worldwide for distributors and end-users to promote and reinforce the attributes of our products and their safe use and operation in various material handling applications.

     WEB SITES. In addition to our main corporate web site at www.cmworks.com, we currently sponsor an additional 25 brand specific web sites and sell hand pallet trucks on one of these sites. Several of our brand web sites include electronic catalogs of our various products and list prices. Current and potential customers can browse through our diverse product offering or search for specific products by name or classification code and obtain technical product specifications. We continue to add additional product catalogs, maintenance manuals, advertisements and customer service information on our various web sites. Many of the web sites allow distributors to search for personalized pricing information, order status and product serial number data and to enter sales orders.

DISTRIBUTION AND MARKETS

     The distribution channels for the Products segment include a variety of commercial distributors. In addition, the Products segment sells overhead bridge, jib and gantry cranes directly to end-users. We also sell to the consumer market through wholesalers. The following describes our distribution channels:

     GENERAL DISTRIBUTION CHANNELS. Our global general distribution channels consist of:

          -- Industrial distributors that serve local or regional industrial markets and sell a variety of products for maintenance, repair, operating and production, or MROP, applications through their own direct sales force.

          -- Rigging shops that are distributors with expertise in rigging, lifting, positioning and load securing. Most rigging shops assemble and distribute chain, wire rope and synthetic slings and distribute off-the-shelf hoists and attachments, chain slings and other off-the-shelf products.

          -- Independent crane builders that design, build, install and service overhead crane and light-rail systems for general industry and also distribute a wide variety of hoists and lifting attachments. We sell electric wire rope hoists and chain hoists as well as crane components, such as end trucks, trolleys, drives and electrification systems to crane builders.

     CRANE END-USERS. We sell overhead bridge, jib and gantry cranes, parts and service to end-users through our wholly owned crane builders (Abell-Howe, Gaffey and Washington Equipment) within the CraneMart(TM) network. Our wholly owned crane builders design, manufacture, install and service a variety of cranes with capacities up to 100 tons.

     SPECIALTY DISTRIBUTION CHANNELS. Our global specialty distribution channels consist of:

          -- Catalog houses that market a variety of MROP supplies, including material handling products, either exclusively through large, nationally distributed catalogs, or through a combination of catalog, internet and branch sales and a field sales force. The customer base served by catalog houses such as W. W. Grainger, which traditionally included smaller industrial companies and consumers, has grown to include large industrial accounts and integrated suppliers.

          -- Material handling specialists and integrators that design and assemble systems incorporating hoists, overhead rail systems, trolleys, scissor lift tables, manipulators, air balancers, jib arms and other material handling products to provide end-users with solutions to their material handling problems.

          -- Entertainment equipment distributors that design, supply and install a variety of material handling and rigging equipment for concerts, theaters, ice shows, sports arenas, convention centers and night clubs.

     SERVICE-AFTER-SALE DISTRIBUTION CHANNEL. Service-after-sale distributors include our authorized network of 13 chain repair service stations and over 350 hoist service and repair stations. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in North America.

     OEM/GOVERNMENT DISTRIBUTION CHANNELS. This channel consists of:

          -- OEMs that supply various component parts directly to other industrial manufacturers as well as private branding and packaging of our traditional products for material handling, lifting, positioning and special purpose applications.

          -- Government agencies, including the U.S. and Canadian Navies and Coast Guards, that purchase primarily load securing chain and forged attachments.

     CONSUMER DISTRIBUTION. Consumer sales, consisting primarily of carbon steel chain and assemblies, forged attachments and hand powered hoists, are made through five distribution channels: two-step wholesale hardware distribution; one-step distribution direct to retail outlets; trucking and transportation distributors; farm hardware distributors; and rental outlets.

CUSTOMER SERVICE AND TRAINING

     We maintain customer service departments staffed by trained personnel for all of our Products segment sales divisions, and regularly schedule product and service training schools for all customer service representatives and field sales personnel. Training programs for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of our facilities and in the field. We have more than 350 service and repair stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending our various programs include representatives of 3M, Cummins Engine, DuPont, GTE, General Electric, General Motors and many other industrial and entertainment organizations.

     We also provide, in multiple languages, a variety of collateral material in video, cassette, CD-ROM, slide and print format addressing relevant material handling topics such as the care, use and inspection of chains and hoists, and overhead lifting and positioning safety. In addition, we sponsor advisory boards made up of representatives of our primary distributors and service-after-sale network members who are invited to participate in discussions focused on improving products and service. These boards enable us and our primary distributors to exchange product and market information relevant to industry trends.

BACKLOG

     Our Products segment backlog of orders at March 31, 2007 was approximately $53.2 million compared to approximately $53.6 million at March 31, 2006. Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers' specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our Products segment backlog of orders is a reliable indication of our future sales.

COMPETITION

     The material handling industry remains highly fragmented. We face competition from a wide range of regional, national and international manufacturers in both domestic and international markets. In addition, we often compete with individual operating units of larger, highly diversified companies.

     The principal competitive factors affecting our Products segment include customer service and support as well as product availability, performance, functionality, brand reputation, reliability and price. Other important factors include distributor relationships and territory coverage.

     Major competitors with our Products segment for hoists are Konecranes, Demag Cranes & Components and Kito-Harrington; for chain are Campbell Chain, Peerless Chain Company and American Chain and Cable Company; for forged attachments are The Crosby Group and Brewer Tichner Company; for crane building are Konecranes, Demag Cranes & Components and a variety of independent crane builders; and for industrial components are Deublin, Joyce-Dayton and Nook Industries.

SOLUTIONS SEGMENT

     The Solutions segment is engaged primarily in the design, fabrication and installation of integrated workstation and facility-wide material handling systems and in the design and manufacture of tire shredders, lift tables and light-rail systems and has total assets of approximately $39 million as of March 31, 2007. Net sales of the Solutions segment in fiscal 2007 were $62.7 million, or 10.6% of our total net sales, of which $18.5 million, or 29.5% were domestic and $44.2 million, or 70.5% were international. The following table sets forth certain sales data for the products and services of our Solutions segment, expressed as a percentage of this segment's net sales for fiscal 2007 and 2006:

                                                                                   FISCAL YEARS ENDED MARCH 31,
                                                                             -----------------------------------------
                                                                                    2007                  2006
                                                                             -------------------    ------------------
              Integrated material handling conveyor systems................           63%                   69%
              Tire Shredders...............................................           20                    15
              Lift tables..................................................           13                    12
              Light-rail systems...........................................            4                     4
                                                                             -------------------    ------------------
                                                                                     100%                  100%

PRODUCTS AND SERVICES

     INTEGRATED MATERIAL HANDLING CONVEYOR SYSTEMS. Through our Univeyor business, we have historically specialized in designing highly customized, computer-controlled and automated powered roller conveyors for use in warehouse operations and distribution systems. We are strategically redirecting this business to focus on more standardized products and service to reduce its volatility and improve its profitability and return on invested capital. Further, we are evaluating strategic alternatives relative to this business.

     TIRE SHREDDERS. We have developed and patented a line of heavy equipment that shreds worn tires, with the byproducts useful for fuel and recycled products including aggregate filler, playgrounds, sports surfaces, landscaping and other such applications, as well as scrap steel.

     LIFT TABLES. Our American Lifts division manufactures powered lift tables. These products enhance workplace ergonomics and are sold primarily to customers in the manufacturing, construction, general industrial and air cargo industries.

     LIGHT-RAIL SYSTEMS. Introduced in fiscal 2001, light-rail systems are portable steel overhead beam configurations used at workstations, from which hoists are frequently suspended.

SALES AND MARKETING

     The products and services of the Solutions segment are sold primarily to large sophisticated corporate end-users, including Federal Express, John Deere, Lego, Lowe's, United Biscuits, UPS and other industrial companies, systems integrators and distributors. Sales are generated by internal sales personnel and rely heavily on engineer-to-engineer interactions with the customer or a large systems integrator. The process of generating client contract awards for integrated conveyor systems generally entails receiving a request-for-quotation from customers and undergoing a competitive bidding process. The Solutions segment also sells tire shredders, scissor lift tables and light-rail systems through its internal sales force and through specialized independent distributors and manufacturers representatives.

CUSTOMER SERVICE AND TRAINING

     The Solutions segment offers a wide range of value-added services to customers including: an engineering review of the customer's processes; an engineering solution for identified material handling problems; project management; and custom design, manufacturing and installation services. We also offer after-sales services including operator training, maintenance and hot-line support. The typical length of after-sales service varies depending on customer requirements and supplemental training courses are offered as needed.

BACKLOG

     Revenues from our Solutions segment are generally recognized within one to six months. Our backlog of orders at March 31, 2007 was approximately $9.6 million compared to approximately $13.0 million at March 31, 2006. The decrease is due to a conscious reduction in orders we're willing to accept due to an overly competitive market and pricing environment.

COMPETITION

     The principal competitive factors affecting the market for the products and services of our Solutions segment include application solutions, performance and price. The process of generating client contract awards for these businesses generally entails receiving a request-for-quotation from end-users and undergoing a competitive bidding process. Our Solutions segment competes primarily with Crisplant, Gorbel, Moving, Schaffer, Southworth and Swisslog.

EMPLOYEES

     At March 31, 2007, we had 3,250 employees; 2,136 in the U.S./Canada, 210 in Latin America, 571 in Europe and 333 in Asia. Approximately 766 of our employees are represented under seven separate U.S. or Canadian collective bargaining agreements which terminate at various times between July 2007 and August 2010. The contract which expires in July 2007 currently covers 11 employees. There is another contract which expires in March 2008 and currently covers 43 employees. We believe that our relationship with our employees is good.

RAW MATERIALS AND COMPONENTS

     Our principal raw materials and components are steel, consisting of structural steel, processed steel bar, forging bar steel, steel rod and wire, steel pipe and tubing and tool steel; electric motors; bearings; gear reducers; castings; and electro-mechanical components. These commodities are all available from multiple sources. We purchase most of these raw materials and components from a limited number of strategic and preferred suppliers under long-term agreements which are negotiated on a company-wide basis through our Purchasing Council to take advantage of volume discounts. We generally seek to pass on materials price increases to our distribution channel partners and end-user customers. We will continue to monitor our costs and reevaluate our pricing policies. Our ability to pass on these increases is determined by market conditions.

MANUFACTURING

     We manufacture a significant percentage of the products we sell. We complement our own manufacturing by outsourcing components and finished goods from an established global network of suppliers. We regularly upgrade our global manufacturing facilities and invest in tooling, equipment and technology. In 2001, we began implementing Lean Manufacturing in our plants which has resulted in inventory reductions, reductions in required manufacturing floor area, shorter product lead time and increased productivity.

     Our manufacturing operations are highly integrated. Although raw materials and some components such as motors, bearings, gear reducers, castings and electro-mechanical components are purchased, our vertical integration enables us to produce many of the components used in the manufacturing of our products. We manufacture hoist lifting chain, steel forged gear blanks, lift wheels, trolley wheels, and hooks and other attachments for incorporation into our hoist products. These products are also sold as spare parts for hoist repair. Additionally, our hoists are used as components in the manufacture of crane systems by us as well as our crane-builder customers. We believe this vertical integration results in lower production costs, greater manufacturing flexibility and higher product quality, and reduces our reliance on outside suppliers.


ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION

     Like most manufacturing companies, we are subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, we have adopted a corporate environmental protection policy which provides that all of our owned or leased facilities shall, and all of our employees have the duty to, comply with all applicable environmental regulatory standards, and we have initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. We have also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. We have made and could be required to continue to make significant expenditures to comply with environmental requirements. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring us to incur additional expenditures in order to ensure environmental regulatory compliance. However, we are not aware of any environmental condition or any operation at any of our facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on our results of operations, financial condition or cash flows and, accordingly, have not budgeted any material capital expenditures for environmental compliance for fiscal 2008.

     We are investigating past waste disposal activities at a facility in Cleveland, Texas, operated by our subsidiary, Crane Equipment and Service, Inc., and we have entered into a voluntary agreement with the Texas Commission on Environmental Quality to investigate and, as appropriate, remediate environmental conditions at this site. At this time, site investigation activities are ongoing and it is not possible to determine the costs of site remediation, if any, but we believe any such costs will not have a material adverse effect on our operating results or financial condition. We have filed a lawsuit in federal district court against the persons we believe are responsible for the past waste disposal activities. The purpose of the lawsuit is to recover our costs of investigating and remediating site conditions caused by such activities.

     In addition, we have notified the North Carolina Department of Environment and Natural Resources (the "DENR") of the presence of certain contaminants in excess of regulatory standards at our Coffing Hoist facility in Wadesboro, North Carolina. We plan to file an application with the DENR to enter its voluntary cleanup program. If accepted, we will be required to investigate and, if appropriate, remediate site conditions at the facility. At this early stage, we do not have an estimate of likely remediation costs, if any, but do not believe that such costs would have a material adverse effect on our financial condition or operating results.

     We also discovered the presence of certain contaminants in excess of regulatory standards at out Damascus, Virginia hoist plant and have notified the Virginia Department of Environmental Quality (the "DEQ"). We are currently investigating the possibility of applying to the DEQ to participate in its voluntary cleanup program. Like the Wadesboro, North Carolina site, if accepted, we will be required to investigate and, if appropriate, remediate site conditions at the facility. At this early stage, we do not have an estimate of likely remediation costs, if any, but do not believe that such costs would have a material adverse effect on our financial condition or operating results.

     For all of the currently known environmental matters, we have accrued a total of $1.0 million as of March 31, 2007, which, in our opinion, is sufficient to deal with such matters. Further, our management believes that the environmental matters known to, or anticipated by, us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

     Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally OSHA and regulations thereunder. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.


AVAILABLE INFORMATION

     Our internet address is  WWW.CMWORKS.COM.  We make available free of charge
                              ---------------
through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.


ITEM 1A.          RISK FACTORS
                  ------------

     Columbus McKinnon is subject to a number of risk factors that could negatively affect our results from business operations or cause actual results to differ materially from those projected or indicated in any forward looking statement. Such factors include, but are not limited to, the following:

OUR BUSINESS IS CYCLICAL AND IS AFFECTED BY INDUSTRIAL ECONOMIC CONDITIONS.

     Many of the end-users of our products are in highly cyclical industries, such as general manufacturing and construction that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, which changes as a result of changes in general economic conditions and other factors beyond our control. In fiscal 2003 and 2004, for example, we experienced significantly reduced demand for our products, generally as a result of the global economic slowdown, and more specifically as a result of the dramatic decline in capital goods spending in the industries in which our end-users operate. These lower levels of demand and the impact of divested businesses resulted in a 24.2% (approximately 10.3% due to divested businesses) decline in net sales from fiscal 2001 to fiscal 2004, from $586.2 million to $444.6 million. This decline in net sales resulted in a 54.6% decrease in our income from operations during the same period. We have seen a significant improvement in demand for our products from fiscal 2005 and 2007. Our net sales for fiscal 2007 were $589.8 million, up $145.2 million or 32.7% from fiscal 2004 sales.

     If the current economic stability does not continue or if there is deterioration in the general economy or in the industries we serve, our business, results of operations and financial condition could be materially adversely affected. In addition, the cyclical nature of our business could at times also adversely affect our liquidity and ability to borrow under our revolving credit facility.

WE RELY IN LARGE PART ON INDEPENDENT DISTRIBUTORS FOR SALES OF OUR PRODUCTS.

     We depend on independent distributors to sell our products and provide service and aftermarket support to our end-user customers. Distributors play a significant role in determining which of our products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold. Almost all of the distributors with whom we transact business offer competitive products and services to our end-user customers. We do not have written agreements with our distributors located in the United States. The loss of a substantial number of these distributors or an increase in the distributors' sales of our competitors' products to our ultimate customers could materially reduce our sales and profits.

WE ARE SUBJECT TO CURRENCY FLUCTUATIONS FROM OUR INTERNATIONAL SALES.

     Our products are sold in many countries around the world. Thus, a portion of our revenues (approximately $179.2 million in fiscal year 2007) is generated in foreign currencies, including principally the euro, the Canadian dollar, and the Danish Krone, while a portion of the costs incurred to generate those revenues are incurred in other currencies. Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement. Currency fluctuations may impact our financial performance in the future.

OUR INTERNATIONAL OPERATIONS POSE CERTAIN RISKS THAT MAY ADVERSELY IMPACT SALES AND EARNINGS.

     We have  operations  and  assets  located  outside  of the  United  States, primarily in Canada, Mexico, Germany, the United Kingdom, Denmark, France, Hungary and China. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In fiscal year 2007, approximately 34% of our net sales were derived from non-U.S. markets. These international operations are subject to a number of special risks, in addition to the risks of our domestic business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

     Part of our strategy is to expand our worldwide market share and reduce costs by strengthening our international distribution capabilities and sourcing basic components in foreign countries, in particular in Mexico, China and Hungary. Implementation of this strategy may increase the impact of the risks described above, and we cannot assure you that such risks will not have an adverse effect on our business, results of operations or financial condition.

OUR BUSINESS IS HIGHLY COMPETITIVE AND INCREASED COMPETITION COULD REDUCE OUR SALES, EARNINGS AND PROFITABILITY.

     The principal markets that we serve within the material handling industry are fragmented and highly competitive. Competition is based primarily on customer service and support as well as product availability, performance, functionality, brand reputation, reliability and price. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income.

     The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a disadvantage. In addition, some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate, including crane building. If we are unable to compete successfully against other manufacturers of material handling equipment, we could lose customers and our revenues may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers or that we will be able to continue to compete successfully in our core markets.

OUR PRODUCTS INVOLVE RISKS OF PERSONAL INJURY AND PROPERTY DAMAGE, WHICH EXPOSES US TO POTENTIAL LIABILITY.

     Our business exposes us to possible claims for personal injury or death and property damage resulting from the products that we sell. We maintain insurance through a combination of self-insurance retentions and excess insurance coverage. We monitor claims and potential claims of which we become aware and establish accrued liability reserves for the self-insurance amounts based on our liability estimates for such claims. We cannot give any assurance that existing or future claims will not exceed our estimates for self-insurance or the amount of our excess insurance coverage. In addition, we cannot give any assurance that insurance will continue to be available to us on economically reasonable terms or that our insurers would not require us to increase our self-insurance amounts. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could have a material adverse effect on our results and financial condition.

OUR FUTURE OPERATING RESULTS MAY BE AFFECTED BY FLUCTUATIONS IN STEEL OR OTHER MATERIAL PRICES. WE MAY NOT BE ABLE TO PASS ON INCREASES IN RAW MATERIAL COSTS TO OUR CUSTOMERS.

     The principal raw material used in our chain, forging and crane building operations is steel. The steel industry as a whole is highly cyclical, and at times pricing and availability can be volatile due to a number of factors beyond our control, including general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions will determine how much of the steel price increases we can pass on to our customers. During historical rising cost periods, we were successful in adding and maintaining a surcharge to the prices of our high steel content products or incorporating them into price increases, with a goal of margin neutrality. In the future, to the extent we are unable to pass on any steel price increases to our customers, our profitability could be adversely affected.

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM AND THE LOSS OF ANY MEMBER COULD ADVERSELY AFFECT OUR OPERATIONS.

     Our success is dependent on the management and leadership skills of our senior management team. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel with the exception of Wolfgang Wegener, our Vice President and Managing Director of Columbus McKinnon Europe.

WE ARE SUBJECT TO VARIOUS ENVIRONMENTAL LAWS WHICH MAY REQUIRE US TO EXPEND SIGNIFICANT CAPITAL AND INCUR SUBSTANTIAL COST.

     Our operations and facilities are subject to various federal, state, local and foreign requirements relating to the protection of the environment, including those governing the discharges of pollutants in the air and water, the generation, management and disposal of hazardous substances and wastes and the cleanup  of  contaminated  sites.  We have  made,  and  will  continue  to make, expenditures to comply with such requirements. Violations of, or liabilities under, environmental laws and regulations, or changes in such laws and regulations (such as the imposition of more stringent standards for discharges into the environment), could result in substantial costs to us, including operating costs and capital expenditures, fines and civil and criminal sanctions, third party claims for property damage or personal injury, clean-up costs or costs relating to the temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years, and we have remediated contamination at some of our facilities. Over time, we and other predecessor operators of such facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Additional environmental liabilities could exist, including clean-up obligations at these locations or other sites at which materials from our operations were disposed, which could result in substantial future expenditures that cannot be currently quantified and which could reduce our profits or have an adverse effect on our financial condition.


ITEM 1B.          UNRESOLVED STAFF COMMENTS
                  -------------------------

      None.

ITEM 2.           PROPERTIES
                  ----------

     We maintain  our  corporate  headquarters  in Amherst,  New York and, as of
March  31,  2007,  conducted  our  principal   manufacturing  at  the  following
facilities:

                                                                                            SQUARE       OWNED OR      BUSINESS
LOCATION                              PRODUCTS/OPERATIONS                                   FOOTAGE       LEASED        SEGMENT
-----------------------------------   --------------------------------------------------  ------------  ------------  ------------
UNITED STATES:
Muskegon, MI                          Hoists                                                  441,225     Owned         Products
Charlotte, NC                         Industrial components                                   243,750     Owned         Products
Wadesboro, NC                         Hoists                                                  186,057     Owned         Products
Lexington, TN                         Chain                                                   175,700     Owned         Products
Cedar Rapids, IA                      Forged attachments                                      100,000     Owned         Products
Eureka, IL                            Cranes                                                   91,300     Owned         Products
Damascus, VA                          Hoists                                                   90,338     Owned         Products
Chattanooga, TN                       Forged attachments                                       80,659     Owned         Products
Greensburg, IN                        Scissor lifts                                            70,000     Owned         Solutions
Chattanooga, TN                       Forged attachments                                       59,303     Owned         Products
Claremore, OK                         Cranes, light-rail crane systems                         42,000     Owned         Products
Lisbon, OH                            Hoists and below-the-hook tooling                        36,600     Owned         Products
Cleveland, TX                         Cranes                                                   35,000     Owned         Products
Tonawanda, NY                         Light-rail crane systems                                 35,000     Owned         Solutions
Sarasota, FL                          Tire shredders                                           24,954     Owned         Solutions


INTERNATIONAL:
Santiago, Tianguistenco, Mexico       Hoists and chain                                         91,000     Owned         Products
Arden, Denmark                        Project design, conveyors, Layer Picker, EmptiCon        71,500     Owned         Solutions
Velbert, Germany                      Hoists                                                   56,000     Leased        Products
Hangzhou, China                       Metal fabrication, textiles and textile
                                      strappings                                               37,000     Leased        Products
Chester, United Kingdom               Plate clamps                                             25,400     Owned         Products
Romeny-sur-Marne, France              Rotary unions                                            21,550     Owned         Products
Hangzhou, China                       Textile strappings                                       20,000     Leased        Products
Arden, Denmark                        Project construction                                     19,500     Leased        Solutions
Velbert, Germany                      Hoists                                                   12,800     Leased        Products
Szekesfeher, Hungary                  Textiles and textile strappings                          10,000     Leased        Products
Hangzhou, China                       Hoists and hand pallet trucks                             7,200     Leased        Products

     In addition, we have a total of 35 sales offices, distribution centers and warehouses. We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

     From time to time, we are named a defendant in legal actions arising out of the normal course of business. We are not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. We do not believe that any of our pending litigation will have a material impact on our business. We maintain comprehensive general liability insurance against risks arising out of the normal course of business through our wholly-owned insurance subsidiary of which we are the sole policy holder. The limits of this coverage are currently $3.0 million per occurrence ($2.0 million through March 31, 2003) and $6.0 million aggregate ($5.0 million through March 31, 2003) per year. We obtain additional insurance coverage from independent insurers to cover potential losses in excess of these limits.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------
     None.

                                     PART II
                                     -------

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
                  ----------------------------------------------------------
                  HOLDER MATTERS
                  --------------

     Our common stock is traded on the Nasdaq Stock Market under the symbol "CMCO." As of April 30, 2007, there were 463 holders of record of our common stock.

     We do not currently pay cash dividends. Our current credit agreement allows, but limits our ability to pay dividends. We may reconsider or revise this policy from time to time based upon conditions then existing, including, without limitation, our earnings, financial condition, capital requirements, restrictions under credit agreements or other conditions our Board of Directors may deem relevant.

     The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Stock Market.

                                                          PRICE RANGE OF
                                                           COMMON STOCK
                                                           ------------
                                                        HIGH         LOW
                                                        ----         ---
YEAR ENDED MARCH 31, 2005
     First Quarter................................. $     8.62   $    4.87
     Second Quarter................................       9.81        6.69
     Third Quarter.................................       9.38        6.80
     Fourth Quarter................................      14.31        8.20

YEAR ENDED MARCH 31, 2006
     First Quarter................................. $    13.82   $    8.35
     Second Quarter................................      25.15       10.70
     Third Quarter.................................      26.00       18.64
     Fourth Quarter................................      28.64       20.86

YEAR ENDED MARCH 31, 2007
     First Quarter................................. $    30.56   $   20.15
     Second Quarter................................      22.70       16.50
     Third Quarter.................................      25.00       17.11
     Fourth Quarter................................      25.71       20.65


     On April 30, 2007, the closing price of our common stock on the Nasdaq Stock Market was $24.76 per share.

                                PERFORMANCE GRAPH

     The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P MidCap 400 Index and the Dow Jones Industrial - Diversified Index. The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2002 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

                       [ILLUSTRATION OF PERFORMANCE GRAPH]



                                             2002  2003  2004  2005  2006  2007
                                             ----  ----  ----  ----  ----  ----

Columbus McKinnon Corporation..............   100    13    60   106   210   175
S&P Midcap 400 Index.......................   100    77   114   126   153   166
Dow Jones US Industrial - Diversified Index   100    71    96   115   114   121


ITEM 6.           SELECTED FINANCIAL DATA
                  -----------------------

     The consolidated balance sheets as of March 31, 2007 and 2006 and the related statements of operations, cash flows and shareholders' equity for the three years ended March 31, 2007 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by "Management's Discussion and Analysis of Results of Operations and Financial Condition," our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.


                                                                       FISCAL YEARS ENDED MARCH 31,
                                                       -------------------------------------------------------------
                                                             2007        2006        2005        2004         2003
                                                         -----------  ---------   ---------   ----------   ---------
                                                               (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                       -------------------------------------------------------------
   STATEMENT OF OPERATIONS DATA:
   Net sales                                           $     589.8  $   556.0  $    514.8  $     444.6   $     453.3
   Cost of products sold                                     425.2      408.4       388.9        339.8         346.0
                                                       -------------------------------------------------------------
   Gross profit                                              164.6      147.6       125.9        104.8         107.3
   Selling expenses                                           61.7       54.3        52.3         48.3          47.4
   General and administrative expenses                        34.1       33.6        31.7         25.0          26.6
   Restructuring charges (1)                                   0.1        1.6         0.9          1.2           3.7
   Write-off/amortization of intangibles (2)                   0.2        0.2         0.3          0.4           4.2
                                                       -------------------------------------------------------------
   Income from operations                                     68.5       57.9        40.7         29.9          25.4
   Interest and debt expense                                  16.5       24.7        27.6         28.9          32.0
   Other (income) and expense, net                            (1.9)       5.0        (5.2)        (4.2)         (2.1)
                                                       -------------------------------------------------------------
   Income (loss) before income taxes                          53.9       28.2        18.3          5.2          (4.5)
   Income tax (benefit) expense                               20.5      (30.9)        2.2          4.0           1.5
                                                       -------------------------------------------------------------
   Income (loss) from continuing operations                   33.4       59.1        16.1          1.2          (6.0)
   Income (loss) from discontinued operations (3)              0.7        0.7         0.6            -             -
   Cumulative effect of change in accounting
    principle (2)                                                -          -           -            -          (8.0)
                                                       -------------------------------------------------------------
   Net income (loss)                                   $      34.1  $    59.8  $     16.7  $       1.2   $     (14.0)
                                                       =============================================================
   Diluted earnings (loss) per share from continuing   $      1.76  $    3.56  $     1.09 $       0.08   $     (0.42)
    operations
   Basic earnings (loss) per share from continuing
    operations                                         $      1.80  $    3.69  $     1.10 $       0.08   $     (0.42)
   Weighted average shares outstanding - assuming
    dilution                                                  19.0       16.6        14.8         14.6          14.5
   Weighted average shares outstanding - basic                18.5       16.1        14.6         14.6          14.5

BALANCE SHEET DATA (AT END OF PERIOD):
   Total assets                                        $     565.6  $   566.0  $    480.9  $     473.4    $    482.6
   Total debt (4)                                            172.1      209.8       270.9        293.4         316.3
   Total shareholders' equity                                241.3      204.4        81.8         63.0          52.7

OTHER FINANCIAL DATA:
   Net cash provided by operating activities                  45.5       46.4        17.2         26.4          14.2
   Net cash provided by (used in) investing activities        (3.4)      (6.4)        3.1          4.3          16.0
   Net cash used in financing activities                     (39.9)      (4.2)      (21.9)       (21.5)        (41.9)
   Capital expenditures                                       10.7        8.4         5.9          3.6           5.0
   Cash dividends per common share                            0.00       0.00        0.00         0.00          0.00


-------------

     (1) Refer to "Results of Operations" in "Item 7. Management's Discussion and Analysis of Results of Operation and Financial Condition" for a discussion of the restructuring charges related to fiscal 2007, 2006, and 2005. During fiscal 2004, restructuring charges of $1.2 million were recorded related to various employee termination benefits and facility costs as a result of our continued closure, merging and reorganization and completion of two open projects from fiscal 2003. Restructuring charges for fiscal 2003 related to the closure, merging, or significant reorganization of five facilities. These costs included $1.8 million of severance relating to approximately 215 employees, $1.0 million of lease termination, facility wind-down, preparation for sale and maintenance of non-operating facilities prior to disposal and $0.9 million for facility closure costs on projects begun in 2002.

     (2) As a result of our adoption of SFAS 142 effective April 1, 2002, goodwill is no longer amortized. The charge in fiscal 2003 represents a $4.0 million impairment write-off. In addition, the cumulative effect of change in accounting principle represents the impact of adopting SFAS 142.

     (3) In May 2002, the Company sold substantially all of the assets of ASI. The Company received $20,600,000 in cash and an 8% subordinated note in the principal amount of $6,800,000 which is payable over 10 years beginning in August 2004. The full amount of this note has been reserved due to the uncertainty of collection. Principal payments received on the note are recorded as income from discontinued operations at the time of receipt. All interest and principal payments required under the note have been made to date. Refer to Note 3 to our consolidated financial statements for additional information on Discontinued Operations.

     (4) Total debt includes long-term debt, including the current portion, notes payable and subordinated debt.


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                  -------------------------------------------------------------
                  AND FINANCIAL CONDITION
                  -----------------------

     This section should be read in conjunction with our consolidated financial statements included elsewhere in this annual report. Comments on the results of operations and financial condition below refer to our continuing operations, except in the section entitled "Discontinued Operations."

EXECUTIVE OVERVIEW

     We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions. Our Solutions segment designs, manufactures, and installs application-specific material handling systems and solutions for end-users to improve workstation and facility-wide work flow.

     Founded in 1875, we have grown to our current leadership position through organic growth and also as the result of the 14 businesses we acquired between February 1994 and April 1999. We have developed our leading market position over our 132-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base. Integration of the operations of the acquired businesses with our previously existing businesses is substantially complete. Ongoing integration activities include improving our productivity and extending our sales activities to the European and Asian marketplaces. We are executing those initiatives through our Lean Manufacturing efforts new product development and expanded sales activities. Shareholder value will be enhanced through continued emphasis on the improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, market expansion and renewed customer focus.

     We maintain a strong domestic market share with significant leading North American market positions in hoists, lifting and sling chain, and forged attachments. To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we have heightened our new product development activities. This includes the recent introduction of powered hoist lines in accordance with international standards, to complement our current offering of hoist products designed in accordance with U.S. standards. To further expand our global sales, we are introducing certain of our products that historically have been distributed only in North America and also introducing new products through our existing European distribution network. Furthermore, we are working to build a distribution network in China to capture an anticipated growing demand for material handling products as that economy continues to industrialize. We have recently reorganized our management team to align with these strategic initiatives. These investments in international markets and new products are part of our focus on our greatest opportunities for growth. Management believes that the growth rate of total sales may moderate in future periods due to more difficult comparisons with our fiscal 2007 periods and a slower rate of U.S. economic growth. We monitor such indicators as U.S. Industrial Capacity Utilization, which has been increasing since July 2003, as an indicator of anticipated demand for our product. In addition, we continue to monitor the potential impact of global and domestic trends, including energy costs, steel price fluctuations, rising interest rates and activity in a variety of end-user markets around the globe.

     Our Lean Manufacturing efforts continue to fundamentally change our manufacturing processes to be more responsive to customer demand and improve on-time delivery and productivity. From 2001 to 2004 under our facility rationalization program, we closed 13 facilities and consolidated several product lines. During fiscal 2006, certain families within our mechanical jack line were eliminated and several smaller sales offices were closed with potential opportunity for further rationalization. We are evaluating strategic alternatives of certain other businesses performing at levels below the corporate average, including Univeyor, our material handling systems business. In March 2007, we sold one of our less strategic businesses, a specialty crane manufacturer. Additionally, our manipulator and specialty marine chain businesses were sold in fiscal 2004. We sold two pieces of excess real estate in fiscal 2007, generating $1.9 million of proceeds which were used to pay down debt. During fiscal 2006, we completed the sale and partial leaseback of a warehouse in Ontario, Canada at a $0.6 million gain as well as the sale of an unused parcel of land in Charlotte, North Carolina. Fiscal 2005 saw the completion of the sale of a Chicago-area property resulting in a $2.7 million gain and the sale and partial leaseback of our corporate headquarters building in Amherst, New York at a $2.2 million gain, of which $1.0 million was recorded in fiscal 2005 and the remainder is being recognized pro-rata over the life of the 10-year leaseback period.

     Consistent with most U.S. companies, over the past several years we have been facing significantly increased costs for fringe benefits such as health insurance, workers compensation insurance and pension. Combined, those benefits cost us over $35 million in fiscal 2007 and we work diligently to balance cost control with the need to provide competitive employee benefits packages for our associates. Another cost area of focus is steel. We currently utilize approximately $35 million to $40 million of steel annually in a variety of forms including rod, wire, bar, structural and others. We continuously monitor our costs and reevaluate our pricing policies. We continue to operate in a highly competitive business environment in the markets and geographies served. Our performance will be impacted by our ability to address a variety of challenges and opportunities in those markets and geographies, including trends towards increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets.


RESULTS OF OPERATIONS

     Net sales of our Products and Solutions segments, in millions of dollars and with percentage changes for each segment, were as follows:

                                                                            CHANGE                  CHANGE
                                    FISCAL YEARS ENDED MARCH 31,           2007 VS. 2006          2006 VS. 2005
                                    ----------------------------           -------------          -------------
                                    2007         2006        2005        AMOUNT       %         AMOUNT       %
                                    ----         ----        ----        ------       -         ------       -

Products segment.............    $  527.1     $  493.9    $  453.1     $    33.2     6.7      $    40.8     9.0
Solutions segment............        62.7         62.1        61.7           0.6     1.0            0.4     0.6
                                 --------     --------    --------     ---------  ------      ---------  ------
     Total net sales.........    $  589.8     $  556.0    $  514.8     $    33.8     6.1      $    41.2     8.0
                                 ========     ========    =========    =========              =========

     During  fiscal  2007,  the  Company  saw  continued  strength  in the North
American economy as well as increased demand in Europe. This growth was a continuation of improvement in the industrial sector of North America and Europe that began in fiscal 2005 through the current period. In addition, sales growth continues to be fostered by the expansion of international selling efforts. Net sales for fiscal 2007 of $589.8 increased by $33.8 million or 6.1% from fiscal 2006, and net sales for fiscal 2006 of $556.0 million increased by $41.2 million, or 8.0%, from fiscal 2005. The Products segment for fiscal 2007 experienced a net sales increase of 6.7% over the prior year. The increase was due to a combination of increased volume on the continued growth of the North American industrial economy and robust business in our European markets as well as price increases ($7.9 million). Fiscal 2007 was impacted by the continued weakness of the U.S. dollar relative to other currencies, particularly the euro, and reported Products segment sales were favorably affected by $4.2 million. The Products segment for fiscal 2006 experienced a net sales increase of 9.0% over the prior year. The increase was due to a combination of increased volume on the continued growth of the North American industrial economy as well as price increases ($17.8 million). Our fiscal 2007 Solutions segment net sales were flat as increased volume in our U.S. operations was offset by a downsizing of our

European material handling systems business resulting from our decision to be more selective in the projects we choose to accept due to a challenging market and pricing environment. Foreign currency fluctuations of the U.S. dollar relative to the Danish Krone resulted in a favorable impact of $2.0 million. For fiscal 2006, our Solutions segment net sales were flat as increased volume was offset by the strengthening U.S. dollar relative to the Danish Krone resulting in an unfavorable impact of $0.9 million.

     Gross profit of the Products and Solutions segments, in millions of dollars and as a percentage of total segment net sales, was as follows:

                                              FISCAL YEARS ENDED MARCH 31,
                             --------------------------------------------------------------
                                     2007                 2006                2005
                                     ----                 ----                ----
                                  AMOUNT       %       AMOUNT       %      AMOUNT      %
                                  ------       -       ------       -      ------      -
Products segment............    $   159.2    30.2    $   138.1    28.0    $  117.1   25.8
Solutions segment...........          5.4     8.6          9.5    15.3         8.8   14.3
                                ---------     ---    ---------    ----    --------   ----
     Total gross profit.....    $   164.6    27.9    $   147.6    26.5    $  125.9   24.5
                                =========            =========            ========

     Our gross profit margins were approximately 27.9%, 26.5% and 24.5% in fiscal 2007, 2006 and 2005, respectively. The Products segment for fiscal 2007 and fiscal 2006 continues to see improved gross margins as a result of operational leverage at increased volumes from the prior years across all businesses, the proportion of that increase in our most profitable products sales (hoists), and the impact of previous facility rationalization projects and ongoing lean manufacturing activities. The Solutions segment's gross profit margins decreased in Fiscal 2007 as leverage on volume increases at our U.S. operations was offset by losses at our European material handling systems business. The European systems business losses were the result of performance issues and cost overruns on certain projects, a challenging pricing environment and an unfavorable sales mix of projects. The Solutions segment's gross profit margins increased in Fiscal 2006 as a result of a shift in product mix at our European material handling systems business to more internally developed product costs from resale products, increased volume at certain facilities, and some rationalization cost savings.

     Selling expenses were $61.7 million, $54.3 million and $52.3 million in fiscal 2007, 2006 and 2005, respectively. As a percentage of net sales, selling expenses were 10.5%, 9.8% and 10.2% in fiscal 2007, 2006 and 2005, respectively. The fiscal 2007 increase, driven by our strategic growth initiatives, includes additional salaries ($2.5 million), increased advertising, marketing, warehousing and travel ($1.4 million), investments in new markets ($1.6 million), translation of foreign currencies ($1.1 million), and commission expense ($0.5 million). The fiscal 2006 increase includes additional salaries ($1.2 million), increased advertising, marketing, warehousing and travel ($1.3 million), and new market costs ($0.4 million) offset by a decrease in foreign pension costs ($0.4 million) and lower commission expense ($0.8 million).

     General and administrative expenses were $34.1 million, $33.6 million and $31.7 million in fiscal 2007, 2006 and 2005, respectively. As a percentage of net sales, general and administrative expenses were 5.8%, 6.1% and 6.2% in fiscal 2007, 2006 and 2005, respectively. Fiscal 2007 includes increases in salaries/personnel for new market investment ($1.3) million, increased research and development costs ($1.0 million), and increased healthcare costs ($0.8 million) offset by lower variable compensation costs ($2.5 million). The Fiscal 2006 increase includes increases in salaries/personnel including variable compensation ($3.0 million), employee development/professional fees ($0.7 million), offset by lower foreign pension costs ($1.0 million), decreased external Sarbanes-Oxley Section 404 costs ($0.9 million) and currency translation ($0.2 million).

     Restructuring charges of $0.1 million, $1.6 million and $0.9 million, or 0.0%, 0.3% and 0.2% of net sales in fiscal 2007, 2006 and 2005, respectively, were primarily attributable to the ongoing organizational rationalizations occurring at the company. The fiscal 2007 charges represent severance costs related to the reorganization of our European systems business ($0.3 million) and demolition costs of the unused portion of a facility ($0.2 million) being expensed on an as-incurred basis, offset by a recovery of a portion of previous write-downs ($0.4 million) on a vacant facility that was sold during fiscal 2007. The fiscal 2006 charges consist of the cost of removal of certain environmentally hazardous materials ($0.6 million), inventory disposal costs related to the rationalization of certain product families within our mechanical jack lines ($0.4 million), the ongoing maintenance costs of a non-operating facility accrued based on anticipated sale date ($0.3 million) and other facility rationalization projects ($0.3 million). The fiscal 2005 restructuring charges consist of $0.5 million of costs related to facility rationalizations being expensed on an as incurred basis as a result of the project timing being subsequent to the adoption of SFAS No. 144. Fiscal 2005 also included $0.3 million of write-down on the net realizable value of a facility based on changes in market conditions and a reassessment of its net realizable value. The remaining liability of as of March 31, 2007 relates to the accrued costs for the removal of environmentally hazardous materials ($0.6 million).

     Write-off/amortization of intangibles was $0.2 million, $0.2 million and $0.3 million in fiscal 2007, 2006 and 2005, respectively.

     Interest  and debt  expense  was $16.4  million,  $24.7  million  and $27.6 million in fiscal 2007, 2006 and 2005, respectively. As a percentage of net sales, interest and debt expense was 2.8%, 4.4% and 5.4% in fiscal 2007, 2006 and 2005, respectively. The fiscal 2007 and 2006 decreases primarily resulted from lower debt levels as we continue to execute our strategy of debt reduction and increased financial flexibility.

     Other (income) and expense, net was ($1.9) million, $5.0 million and ($5.2) million in fiscal 2007, 2006 and 2005, respectively. Fiscal 2007 includes $6.4 million from investment and interest income and $0.5 million of gain from a business divestiture offset by $5.2 million of redemption costs associated with the repurchase of outstanding senior secured notes. Fiscal 2006 includes $9.2 million of redemption costs associated with the repurchase of outstanding senior secured and senior subordinated notes against $3.1 million from investment and interest income and $0.8 million of gains from sales of real estate. Fiscal 2005 includes $3.7 million in gains from sales of real estate and $2.1 million from investment and interest income, offset by $0.3 million of additional losses from 2004 business divestitures.

     Income taxes as a percentage of income before income taxes for fiscal 2007 was 38.1%. Income taxes as a percentage of income before income taxes were not reflective of U.S statutory rates in fiscal 2006 or 2005. A valuation allowance of $50.5 million existed at March 31, 2005 due to the uncertainly of whether our U.S. federal net operating loss carryforwards ("NOLs"), deferred tax assets and capital loss carryforwards might ultimately be realized. We utilized $14.9 million of the U.S. federal NOLs in fiscal 2006 reducing the valuation allowance by $5.2 million. As a result of our increased operating performance over the past several years, we reevaluated the certainty as to whether our remaining U.S. federal NOLs and other deferred tax assets may ultimately be realized. As a result of the determination that it is more likely than not that nearly all of the remaining deferred tax assets will be realized, $38.6 million of the remaining valuation allowance was reversed as of March 31, 2006. The fiscal 2005 effective tax rate varies due to the benefit received from the utilization of the domestic net operating loss carry-forwards that had been fully reserved, and jurisdictional mix. In that year, income tax expense primarily resulted from non-U.S. taxable income and state taxes on U.S. taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $48,655 at March 31, 2007, an increase of $3,057 from the March 31, 2006 balance of $45,598.

     Net cash provided by operating activities was $45.5 million, $46.4 million and $17.2 million in fiscal 2007, 2006 and 2005, respectively. The $0.9 million decrease in fiscal 2007 relative to fiscal 2006 was primarily due to stronger operating performance in fiscal 2007 ($16.2 million) offset by increased working capital components ($17.1 million). Changes in net working capital include an unfavorable change of $4.8 million on inventory (resulting from support for upcoming new product launches, a surge in demand for larger capacity equipment, and timing of offshore purchases) and an unfavorable change of $20.4 million in accounts payable and accrued and non-current liabilities (resulting from timing of disbursements, changing product liability reserves, and decreased variable compensation accruals). These were offset by a favorable change of $7.5 million on accounts receivables and unbilled revenues as a result of better collection efforts. The $31.3 million increase in fiscal 2006 relative to fiscal 2005 was primarily due to stronger operating performance in fiscal 2006 ($19.9 million) and improved working capital components ($11.4 million). The working capital changes come from favorable changes in inventory ($9.3 million), accounts payable and accrued liabilities ($9.9 million), offset by unfavorable changes in prepaids ($3.8 million) and accounts receivables ($4.1 million).

     Net cash (used) provided by investing activities was ($3.4) million, ($6.4) million and $3.1 million in fiscal 2007, 2006 and 2005, respectively. The fiscal 2007 change in cash (used) provided by investing activities is the result of increased capital expenditures, offset by increased proceeds from the sale of marketable securities and greater proceeds from asset sales. The fiscal 2006 change in cash (used) provided by investing activities is the result of increased capital expenditures and lower proceeds from asset sales. The fiscal 2007, 2006 and 2005 amounts included $5.4 million, $2.1 million and $7.1 million, respectively, from business and property divestitures.

     Net cash used in financing activities was $39.9 million, $4.2 million and $21.9 million in fiscal 2007, 2006 and 2005, respectively. Fiscal 2007 includes $2.8 million of proceeds from the exercise of employee stock options. Fiscal 2006 includes $56.6 million of proceeds from the November 2005 stock offering, $7.1 million from the exercise of employee stock options, and $2.2 million of tax benefit from the exercise of stock options. The fiscal 2007, 2006 and 2005 amounts included $42.9 million, $67.8 million and $22.9 million of debt repayment, respectively. We also paid $2.8 million of financing costs in fiscal 2006 to effect the capital transaction previously described.

     We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which includes cash generation for debt repayment. The business plan focuses on continued implementation of lean manufacturing, improving working capital components, including inventory reductions, and new market and new product development.

     In March 2006, we entered into a Revolving credit facility, which provides availability up to $75 million. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50 million if all the Senior Secured 10% Notes (10% Notes) have been repaid in full or will be repaid in full contemporaneously with such increase, or $25 million in the event that any 10% Notes remain outstanding, subject to lender approval. The Revolving Credit Facility matures February 2010, however the maturity date can be extended to February 2011 based on certain conditions related to outstanding balances and the maturity date of the 10% Notes.

     At March 31, 2007, the Revolving Credit Facility was not drawn and the available amount, net of outstanding letters of credit of $10.2 million, totaled $64.8 million. Interest is payable at a Eurodollar rate or a prime rate plus an applicable margin determined by our leverage ratio. At our current leverage ratio, we qualify for the lowest applicable margin level, which amounts to 87.5 basis points for Eurodollar borrowings and zero basis points for prime rate based borrowings. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a limitation on dividend payments, with which we were in compliance as of March 31, 2007.

     The Senior Secured 10% Notes (10% Notes) issued on July 22, 2003 for $115,000 amounted to $22,125 as of March 31, 2007 and are due August 1, 2010. The reduction resulted from purchases during fiscal 2006 and 2007. Provisions of the 10% Notes include, without limitation, restrictions on indebtedness, restricted payments, asset and subsidiary stock sales, liens, and other restricted transactions. The remaining 10% Notes are not entitled to redemption at our option, prior to August 1, 2007. On and after August 1, 2007, they are redeemable at prices declining annually from 105% to 100% on and after August 1, 2009. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require us to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are secured by a second-priority interest in all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

     The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $136,000 and are due November 1, 2013. Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments. Until November 1, 2008, we may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder's 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements.

     In November 2005, we registered an additional 3,350,000 shares of our common stock which were sold at $20.00 per share. The number of shares offered by us was 3,000,000 and 350,000 were offered by a selling shareholder. We did not receive any proceeds from the sale of shares by the selling shareholder. This secondary stock offering increased our weighted average common stock outstanding by 1.8 million for the year ended March 31, 2006. A portion of the proceeds received by us were used to redeem $47.6 million of our10% Notes. The repurchase of the 10% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $4.8 million. As a result of the repurchase of the 10% Notes, $1.1 million of pre-tax deferred financing costs were written-off. The net effect of these items, a $5.9 million pre-tax loss in fiscal 2006, is shown as part of other (income) and expense, net. The balance of the proceeds was subsequently used to purchase 10% Notes in open market transactions.

     Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2007, significant credit lines totaled approximately $9,858 of which $7,894 was drawn.

     In addition to the above facilities, our foreign subsidiaries have certain fixed term bank loans. As of March 31, 2007, significant loans totaled $3,900 of which $2,824 were secured loans.

CONTRACTUAL OBLIGATIONS

     The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2007, by period of estimated payments due:

                                                      FISCAL      FISCAL 2009-     FISCAL 2011-     MORE THAN
                                         TOTAL         2008        FISCAL 2010     FISCAL 2012     FIVE YEARS
                                         -----         ----        -----------     -----------     ----------
Long-term debt obligations (a).        $  162.5       $  0.3        $   0.4          $   23.5        $ 138.3
Operating lease obligations (b)            18.6          4.8            7.8               4.0            2.0
Purchase obligations (c) ......               -            -              -                 -              -
Interest obligations (d).......            87.5         14.4           28.8              25.1           19.2
Letter of credit obligations...            10.2         10.2              -                 -              -
Other    long-term     liabilities
reflected    on   the    Company's
balance sheet under GAAP (e)...            63.4          0.0           27.5              23.5           12.4
                                       --------       ------        -------          --------        -------
     Total.....................        $  342.2       $ 29.7        $  64.5          $   76.1        $ 171.9
                                       ========       ======        =======          ========        =======

     (a)  As described in note 10 to our consolidated financial statements.
     (b)  As described in note 17 to our consolidated financial statements.
     (c) We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our open purchase orders to be executed in the normal course of business approximate $40 million.
     (d) Estimated for our Senior Secured Notes due 8/1/10 and Senior Subordinated Notes due 11/1/13.
     (e)  As described in note 9 to our consolidated financial statements.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

     In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Our capital expenditures for fiscal 2007, 2006 and 2005 were $10.7 million, $8.4 million and $5.9 million, respectively. Higher capital expenditures in fiscal 2007 and 2006 were the result of new product development and productivity enhancing equipment along with normal maintenance items. We expect capital expenditure spending in fiscal 2008 to be in the range of $10-$12 million.

INFLATION AND OTHER MARKET CONDITIONS

     Our costs are affected by inflation in the U.S. economy and, to a lesser extent, in foreign economies including those of Europe, Canada, Mexico, South America and Asia-Pacific. We do not believe that general inflation has had a material effect on our results of operations over the periods presented primarily due to overall low inflation levels over such periods and our ability to generally pass on rising costs through annual price increases and surcharges. However, employee benefits costs such as health insurance, workers compensation insurance, pensions as well as energy and business insurance have exceeded general inflation levels. In the future, we may be further affected by inflation that we may not be able to pass on as price increases. With changes in worldwide demand for steel and fluctuating scrap steel prices over the past several years, we experienced fluctuations in our costs that we have reflected as price increases and surcharges to our customers. We believe we have been successful in instituting surcharges and price increases to pass on these material cost increases. We will continue to monitor our costs and reevaluate our pricing policies.

SEASONALITY AND QUARTERLY RESULTS

     Our quarterly results may be materially affected by the timing of large customer orders, periods of high vacation and holiday concentrations, restructuring charges and other costs attributable to our facility rationalization program, divestitures, acquisitions and the magnitude of rationalization integration costs. Therefore, our operating results for any particular fiscal quarter are not necessarily indicative of results for any subsequent fiscal quarter or for the full fiscal year.

DISCONTINUED OPERATIONS

     In May 2002, we completed the divestiture of substantially all of the assets of ASI which comprised the principal business unit in our former Solutions - Automotive segment. Proceeds from this sale included an 8% subordinated note in the principal amount of $6.8 million payable over 10 years. Due to the uncertainty of its collection, the note has been recorded at the estimated net realizable value of $0. Principal payments received on the note are recorded as income from discontinued operations at the time of receipt. Accordingly, $0.7 million of income from discontinued operations was recorded in fiscal 2007. All interest and principal payments required under the note have been made to date.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate the estimates and their underlying assumptions, which form the basis for making judgments about the carrying value of our assets and liabilities. Actual results inevitably will differ from those estimates. We have identified below the accounting policies involving estimates that are critical to our financial statements. Other accounting policies are more fully described in note 2 of notes to our consolidated financial statements.

     PENSION AND OTHER POSTRETIREMENT BENEFITS. The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Note 11 to our fiscal 2007 consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs.

     The pension discount rate assumptions of 6%, 5 3/4%, and 6% as of March 31, 2007, 2006 and 2005, respectively, are based on long-term bond rates. The increase in the discount rate for fiscal 2007 resulted in a $4.3 decrease in the projected benefit obligation as of March 31, 2007. The decrease in discount rates for fiscal 2006 and 2005 resulted in $3.9 million and $3.0 million increases in the projected benefit obligations as of March 31, 2006 and 2005, respectively. The rate of return on plan assets assumptions of 7 1/2%, 7 1/2% and 8 1/4% for the years ended March 31, 2007, 2006 and 2005, respectively, are based on the composition of the asset portfolios (approximately 61% equities and 39% fixed income at March 31, 2007) and their long-term historical returns. The actual assets realized gains of $11.0 and $5.8 million in fiscal 2007 and 2006. Our funded status as of March 31, 2007 and 2006 was negative by $28.8 million and $33.9 million, or 20.6% and 25.3%, respectively. Our pension contributions during fiscal 2007 and 2006 were approximately $6.0 and $7.8 million, respectively. The negative funded status may result in future pension expense increases. Pension expense for the March 31, 2008 fiscal year is expected to approximate $6.1 million, which is down from the fiscal 2007 amount of $7.4 million due to an increase in the expected return on assets and lower amortization of unrecognized losses. The factors outlined above will result in increases in funding requirements over time, unless there is continued significant market appreciation in the asset values. Pension funding contributions for the March 31, 2008 fiscal year are expected to increase by approximately $6.2 million compared to fiscal 2006 including a $5.0 million discretionary contribution above the minimum amount required by ERISA. The discretionary funding decision reflects an acceleration to comply with the Pension Protection Act of 2006. The compensation increase assumption of 3% as of March 31, 2007 and 4% as of March 31, 2006 and 2005 is based on historical trends.

     The healthcare inflation assumptions of 9%, 9 3/4% and 10 1/2% for fiscal 2007, 2006 and 2005, respectively are based on anticipated trends. Healthcare costs in the United States have increased substantially over the last several years. If this trend continues, the cost of postretirement healthcare will increase in future years.

     INSURANCE RESERVES. Our accrued general and product liability reserves as described in Note 14 to our consolidated financial statements involve actuarial techniques including the methods selected to estimate ultimate claims, and assumptions including emergence patterns, payment patterns, initial expected losses and increased limit factors. Other insurance reserves such as workers compensation and group health insurance are based on actual historical and current claim data provided by third party administrators or internally maintained.

     INVENTORY AND ACCOUNTS RECEIVABLE RESERVES. Slow-moving and obsolete inventory reserves are judgmentally determined based on formulas applied to historical and expected future usage within a reasonable timeframe. We reassess trends and usage on a regular basis and if we identify changes, we revise our estimated allowances. Allowances for doubtful accounts and credit memo reserves are also judgmentally determined based on formulas applied to historical bad debt write-offs and credit memos issued, assessing potentially uncollectible customer accounts and analyzing the accounts receivable agings.

     LONG-LIVED ASSETS. Property, plant and equipment and certain intangibles are depreciated or amortized over their assigned lives. These assets as well as goodwill are also periodically measured for impairment. The assigned lives and the projected cash flows used to test impairment are subjective. If actual lives are shorter than anticipated or if future cash flows are less than anticipated, we could incur a future impairment charge or a loss on disposal relating to these assets.

     MARKETABLE SECURITIES. On a quarterly basis, we review our marketable securities for declines in market value that may be considered other than temporary. We consider market value declines to be other than temporary if they are declines for a period longer than six months and in excess of 20% of original cost.

     DEFERRED TAX ASSET VALUATION ALLOWANCE. As of March 31, 2007, we had $48.3 million of gross deferred tax assets before valuation allowances. As described in Note 16 to the consolidated financial statements, $13.5 million of the assets pertain to U.S. federal net operating loss carryforwards ("NOLs") and the remainder relate principally to liabilities including employee benefit plans, insurance reserves, accrued vacation and incentive costs and also to asset valuation reserves such as inventory obsolescence reserves and bad debt reserves. The U.S. federal NOLs expire in 2023. We reduced the deferred tax assets by $15.6 million as a result of utilizing U.S. federal NOLs in fiscal 2007. As a result of our increased operating performance in the past several years, during fiscal 2006 we reevaluated the certainty as to whether our remaining NOLs and other deferred tax assets may ultimately be realized. As a result of the determination that it was more likely than not that nearly all of the remaining deferred tax assets will be realized, a significant portion of the remaining valuation allowance was reversed in fiscal 2006. Our ability to realize our deferred tax assets is primarily dependent on generating sufficient future taxable income. If we do not generate sufficient taxable income, we could be required to record a valuation allowance.

     REVENUE RECOGNITION. Sales are recorded when title passes to the customer, which is generally at the time of shipment to the customer, except for long-term construction-type contracts. For long-term construction-type contracts, we recognize contract revenues under the percentage of completion method, measured by comparing direct costs incurred to total estimated direct costs. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In the event that a loss is anticipated on an uncompleted contract, a provision for the estimated loss is made at the time it is determined. Billings on contracts may precede or lag revenues earned, and such differences are reported in the balance sheet as current liabilities (accrued liabilities) and current assets (unbilled revenues), respectively. Customers do not routinely return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. We have established an allowance for returns based upon historical trends.


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by us no later than April 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in our tax returns. We are required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings as of April 1, 2007. FIN 48 is effective beginning in fiscal 2008 and is not expected to have a material impact on our consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact the adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. We adopted Statement 158 in fiscal 2007 as discussed in footnote 11 to the consolidated financial statements included elsewhere within this Annual Report.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors disclosed in our periodic reports filed with the Commission. Consequently such forward-looking statements should be regarded as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  ----------------------------------------------------------

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are exposed to various market risks, including commodity prices for raw materials, foreign currency exchange rates and changes in interest rates. We may enter into financial instrument transactions, which attempt to manage and reduce the impact of such changes. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

     Our primary commodity risk is related to changes in the price of steel. We control this risk through negotiating purchase contracts on a consolidated basis and by attempting to build changes in raw material costs into the selling prices of our products. We also evaluate our steel cost increases and assess the need for price increases and surcharges to our customers. We have not entered into financial instrument transactions related to raw material costs.

     In fiscal 2007, 28% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, Mexico, China, Denmark, the United Kingdom, France, Hungary and Germany and sell our products and solutions in over 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. dollar and the Canadian dollar, European currencies, the Mexican peso and the Chinese yuan. For example, when the U.S. dollar strengthens against the Canadian dollar, the value of our net sales and net income denominated in Canadian dollars decreases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations' net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income. For example, a 10% decline in the rate of exchange between the euro and the U.S. dollar impacts net income by approximately $0.8 million. In addition, the majority of our export sale transactions are denominated in U.S. dollars. Accordingly, we currently have not invested in derivative instruments, such as foreign exchange contracts, to hedge foreign currency transactions.

     We control risk related to changes in interest rates by structuring our debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions as appropriate. At March 31, 2007, we do not have any material swap agreements or similar financial instruments in place. At March 31, 2007 and 2006, approximately 97% of our outstanding debt had fixed interest rates. At those dates, we had approximately $13.9 million and $6.4 million, respectively, of outstanding variable rate debt. A 1% fluctuation in interest rates in fiscal 2007 and 2006 would have changed interest expense on that outstanding variable rate debt by approximately $0.1 million for both years.

     Like many industrial manufacturers, we are involved in asbestos-related litigation. In continually evaluating costs relating to its estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this review, we have estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. We will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

     Based on actuarial information, we have estimated our asbestos-related aggregate liability through March 31, 2025 and March 31, 2037 to range between $5.0 million and $14.0 million using actuarial parameters of continued claims for a period of 18 to 30 years. Our estimation of our asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8.4 million which has been reflected as a liability in the consolidated financial statements as of March 31, 2007. The increase in the recorded liability from the amount of $6.3 million at March 31, 2006 is due to the increase in historical data used to calculate required asbestos liability reserve levels. The recorded liability does not consider the impact of any potential favorable federal legislation. Of this amount, management expects to incur asbestos liability payments of approximately $0.3 million over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on our financial condition or our liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COLUMBUS MCKINNON CORPORATION

 Audited Consolidated Financial Statements as of March 31, 2007:
      Report of Independent Registered Public Accounting Firm...........     F-2
      Consolidated Balance Sheets.......................................     F-3
      Consolidated Statements of Operations.............................     F-4
      Consolidated Statements of Shareholders' Equity...................     F-5
      Consolidated Statements of Cash Flows.............................     F-6
      Notes to Consolidated Financial Statements
         1.    Description of Business..................................     F-7
         2.    Accounting Principles and Practices......................     F-7
         3.    Discontinued Operations..................................    F-11
         4.    Unbilled Revenues and Excess Billings....................    F-11
         5.    Inventories..............................................    F-12
         6.    Marketable Securities....................................    F-12
         7.    Property, Plant, and Equipment...........................    F-13
         8.    Goodwill and Intangible Assets...........................    F-13
         9.    Accrued Liabilities and Other Non-current Liabilities....    F-14
         10.   Debt.....................................................    F-15
         11.   Pensions and Other Benefit Plans.........................    F-17
         12.   Employee Stock Ownership Plan (ESOP).....................    F-21
         13.   Earnings per Share and Stock Plans.......................    F-22
         14.   Loss Contingencies.......................................    F-25
         15.   Restructuring Charges....................................    F-26
         16.   Income Taxes.............................................    F-27
         17.   Rental Expense and Lease Commitments.....................    F-29
         18.   Summary Financial Information............................    F-30
         19.   Business Segment Information.............................    F-34
         20.   Selected Quarterly Financial Data (unaudited)............    F-36
         21.   Accumulated Other Comprehensive Loss.....................    F-37
         22.   Effects of New Accounting Pronouncements.................    F-38


         Schedule II - Valuation and Qualifying Accounts................    F-39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2006 the Company changed its method of accounting for stock-based compensation. As discussed in Note 11 to the consolidated financial statements, on March 31, 2007 the Company changed its method of accounting for employee retirement plans and other postretirement benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Columbus McKinnon Corporation's internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2007 expressed an unqualified opinion thereon.



                             /s/ Ernst & Young LLP

Buffalo, New York
May 25, 2007

                          COLUMBUS MCKINNON CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                        ----------------------------------
                                                                                                    MARCH 31,
                                                                                        ----------------------------------
                                                                                              2007             2006
                                                                                              -----            -----
                                                                                             (IN THOUSANDS, EXCEPT
                                                                                                   SHARE DATA)
                                         ASSETS
 Current assets:
        Cash and cash equivalents......................................................   $     48,655     $     45,598
        Trade accounts receivable, less allowance for doubtful accounts
            ($3,628 and $3,417, respectively)..........................................         97,269           95,726
        Unbilled revenues..............................................................         15,050           12,061
        Inventories....................................................................         77,179           74,845
      Prepaid expenses.................................................................         18,029           15,676
                                                                                        ----------------------------------
 Total current assets..................................................................        256,182          243,906
 Net property, plant, and equipment....................................................         55,231           55,132
 Goodwill, net.........................................................................        185,634          184,917
 Other intangibles, net................................................................            269            2,410
 Marketable securities.................................................................         28,920           27,596
 Deferred taxes on income..............................................................         34,460           46,065
 Other assets..........................................................................          4,942            6,018
                                                                                        ----------------------------------
 Total assets..........................................................................   $    565,638     $    566,044
                                                                                        ==================================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Notes payable to banks...........................................................   $      9,598     $      5,798
      Trade accounts payable...........................................................         35,896           39,311
      Accrued liabilities..............................................................         52,344           61,264
      Restructuring reserve............................................................            599              793
      Current portion of long-term debt................................................            297              127
                                                                                        ----------------------------------
 Total current liabilities.............................................................         98,734          107,293
 Senior debt, less current portion.....................................................         26,168           67,841
 Subordinated debt.....................................................................        136,000          136,000
 Other non-current liabilities.........................................................         63,411           50,489
                                                                                        ----------------------------------
 Total liabilities.....................................................................        324,313          361,623
 Shareholders' equity:
      Voting common stock; 50,000,000 shares authorized;
             18,825,312 and 18,575,454 shares issued...................................            188              185
      Additional paid-in capital.......................................................        174,654          170,081
      Retained earnings................................................................         85,237           51,152
      ESOP debt guarantee; 213,667 and 249,821 shares..................................         (3,417)          (3,996)
      Unearned restricted stock; 0 and 2,000 shares....................................              -              (22)
      Accumulated other comprehensive loss.............................................        (15,337)         (12,979)
                                                                                        ----------------------------------
 Total shareholders' equity............................................................        241,325          204,421
                                                                                        ----------------------------------
 Total liabilities and shareholders' equity............................................   $    565,638     $    566,044
                                                                                        ==================================


                             See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     -----------------------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                     -----------------------------------------------------------
                                                                              2007               2006               2005
                                                                              ----               ----               ----
                                                                                          (IN THOUSANDS,
                                                                                      EXCEPT PER SHARE DATA)

 Net sales..........................................................    $     589,848      $     556,007      $     514,752
 Cost of products sold..............................................          425,248            408,385            388,844
                                                                     -----------------------------------------------------------
 Gross profit.......................................................          164,600            147,622            125,908
 Selling expenses...................................................           61,731             54,255             52,291
 General and administrative expenses................................           34,097             33,640             31,730
 Restructuring charges..............................................              133              1,609                910
 Amortization of intangibles........................................              183                249                312
                                                                     -----------------------------------------------------------
 Income from operations.............................................           68,456             57,869             40,665
 Interest and debt expense..........................................           16,430             24,667             27,620
 Cost of bond redemptions...........................................            5,188              9,201                191
 Investment income..................................................           (5,257)            (2,017)            (1,232)
 Other (income) and expense, net....................................           (1,825)            (2,136)            (4,177)
                                                                     -----------------------------------------------------------
 Income from continuing operations before income tax
      expense (benefit).............................................           53,920             28,154             18,263
 Income tax expense (benefit).......................................           20,539            (30,946)             2,196
                                                                     -----------------------------------------------------------
 Income from continuing operations..................................           33,381             59,100             16,067
 Income from discontinued operations (net of tax)...................              704                696                643
                                                                     -----------------------------------------------------------
 Net income.........................................................    $      34,085      $      59,796      $      16,710
                                                                     ===========================================================


 Average basic shares outstanding...................................           18,517             16,052             14,594
 Average diluted shares outstanding.................................           18,951             16,628             14,803
 Basic income per share:
      Income from continuing operations.............................    $        1.80      $        3.69      $        1.10
      Income from discontinued operations...........................             0.04               0.04               0.04
                                                                     -----------------------------------------------------------
      Basic income per share........................................    $        1.84      $        3.73      $        1.14
                                                                     ===========================================================

 Diluted income per share:
      Income from continuing operations.............................    $        1.76      $        3.56      $        1.09
      Income from discontinued operations...........................             0.04               0.04               0.04
                                                                     -----------------------------------------------------------
      Diluted income per share......................................    $        1.80      $        3.60      $        1.13
                                                                     ===========================================================




                             See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                      COMMON     ADDI-      RETAINED                            ACCUMULATED
                                      STOCK      TIONAL     EARNINGS      ESOP      UNEARNED       OTHER         TOTAL
                                      ($.01     PAID-IN   (ACCUMULATED    DEBT     RESTRICTED  COMPREHENSIVE  SHAREHOLDERS'
                                    PAR VALUE)  CAPITAL     DEFICIT)   GUARANTEE     STOCK          LOSS         EQUITY
                                    ---------------------------------------------------------------------------------------
Balance at March 31, 2004..........  $    149   $103,914   $ (25,354)  $   (5,116)  $    (39)   $    (10,576)  $  62,978
Comprehensive income:
Net income 2005....................         -          -      16,710            -          -               -      16,710
Change in foreign currency
  translation adjustment...........         -          -           -            -          -           2,830       2,830
Change in net unrealized loss on
  investments, net of tax benefit
  of $70...........................         -          -           -            -          -            (131)       (131)
Change in minimum pension
  liability adjustment, net of
  tax benefit of $27...............         -          -           -            -          -          (1,379)     (1,379)
                                                                                                                ----------
Total comprehensive income.........                                                                               18,030
Earned 35,108 ESOP shares..........         -       (266)          -          562          -               -         296
Stock options exercised, 52,000
  shares...........................         -        428           -            -          -               -         428
Earned portion of restricted shares         -          2           -            -         33               -          35
                                    ---------------------------------------------------------------------------------------
Balance at March 31, 2005..........  $    149   $104,078   $  (8,644)  $   (4,554)  $     (6)   $     (9,256)  $  81,767
Comprehensive income:
Net income 2006....................         -          -      59,796            -          -               -      59,796
Change in foreign currency
  translation adjustment...........         -          -           -            -          -          (1,846)     (1,846)
Change in net unrealized gain on
  investments, net of tax of $354..         -          -           -            -          -             658         658
Change in minimum pension
  liability adjustment, net of
  tax benefit of $1,681............         -          -           -            -          -          (2,535)     (2,535)
                                                                                                                ----------
Total comprehensive income.........                                                                               56,073
Common stock issued, 3,000,000
  shares...........................        30     56,589           -            -          -               -      56,619
Stock options exercised, 626,282
  shares...........................         6      7,143           -            -          -               -       7,149
Tax benefit from exercise of
  stock  options...................         -      2,154           -            -          -               -       2,154
Earned 34,874 ESOP shares..........         -         95           -          558          -               -         653
Restricted common stock
  granted, 1,000 shares............         -         22           -            -        (22)              -           -
Earned portion of restricted shares         -          -           -            -          6               -           6
                                    ---------------------------------------------------------------------------------------
Balance at March 31, 2006..........  $    185   $170,081   $  51,152   $   (3,996)  $    (22)   $    (12,979)  $ 204,421
Comprehensive income:
Net income 2007....................         -          -      34,085            -          -               -      34,085
Change in foreign currency
  translation adjustment...........         -          -           -            -          -           4,093       4,093
Change in net unrealized gain on
  investments, net of tax benefit
  of $1,006........................         -          -           -            -          -          (1,869)     (1,869)
Change in pension liability, prior
  to adoption of SFAS 158, net of
  tax of $3,830....................         -          -           -            -          -           5,758       5,758
                                                                                                                 ---------
Total comprehensive income........                                                                                42,067
Adjustment to initially apply
  SFAS 158, net of tax benefit
  of $6,906........................         -          -           -            -          -         (10,340)    (10,340)
Stock compensation - directors.....         -        180           -            -          -               -         180
Stock options exercised, 240,468
  shares...........................         3      2,598           -            -          -               -       2,601
Stock compensation expense.........         -      1,255           -            -         22               -       1,277
Tax benefit from exercise of
  stock  options...................         -        311           -            -          -               -         311
Earned 36,154 ESOP shares..........         -        229           -          579          -               -         808
                                    ---------------------------------------------------------------------------------------
Balance at March 31, 2007..........  $    188   $174,654   $  85,237   $   (3,417)  $      -    $    (15,337)  $ 241,325
                                    =======================================================================================


                             See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          ------------------------------------------------
                                                                                         YEAR ENDED MARCH 31,
                                                                          ------------------------------------------------
                                                                                   2007            2006           2005
                                                                                   ----            ----           ----
                                                                                         (IN THOUSANDS)
 OPERATING ACTIVITIES:
 Income from continuing operations.......................................    $     33,381    $     59,100    $    16,067
 Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities:
      Depreciation and amortization......................................           8,289           8,824          9,171
      Deferred income taxes..............................................          12,438         (36,968)          (971)
      (Gain) loss on divestitures........................................            (504)             87            330
      Gain on sale of real estate/investments............................          (5,373)         (2,100)        (4,632)
      Loss on early retirement of bonds..................................           4,263           7,083             40
      Amortization/write-off of deferred financing costs.................           1,603           3,297          1,575
      Stock-based compensation...........................................           1,457               -              -
      Changes in operating assets and liabilities
         net of effects of business divestitures:
           Trade accounts receivable and  unbilled revenues..............          (3,521)        (11,025)        (6,896)
           Inventories...................................................          (2,260)          2,518         (6,834)
           Prepaid expenses..............................................          (2,132)         (2,026)         1,796
           Other assets..................................................             921             207             10
           Trade accounts payable........................................          (3,849)          6,099          3,192
           Accrued and non-current liabilities...........................             782          11,267          4,313
                                                                          ------------------------------------------------
 Net cash provided by operating activities...............................          45,495          46,363         17,161
                                                                          ------------------------------------------------
 INVESTING ACTIVITIES:
 Proceeds from sale of marketable securities.............................          36,853          15,913         19,342
 Purchases of marketable securities......................................         (35,686)        (16,801)       (18,028)
 Capital expenditures....................................................         (10,653)         (8,430)        (5,925)
 Proceeds from sale of facilities and surplus real estate................           2,813           2,091          6,742
 Proceeds from sale of businesses........................................           2,574               -              -
 Proceeds from net assets held for sale..................................               -               -            375
 Proceeds from discontinued operations note receivable...................             704             857            643
                                                                          ------------------------------------------------
 Net cash (used) provided by investing activities........................          (3,395)         (6,370)         3,149
                                                                          ------------------------------------------------
 FINANCING ACTIVITIES:
 Proceeds from issuance of common stock..................................               -          56,619              -
 Proceeds from exercise of stock options.................................           2,601           7,149            428
 Payments under revolving line-of-credit agreements......................         (62,930)        (47,669)      (345,664)
 Borrowings under revolving line-of-credit agreements....................          65,975          49,030        344,541
 Repayment of debt.......................................................         (45,964)       (205,167)       (21,745)
 Proceeds from issuance of long-term debt................................               -         136,000              -
 Payment of deferred financing costs.....................................            (449)         (2,877)           (24)
 Tax benefit from exercise of stock options..............................             311           2,154              -
 Change in ESOP debt guarantee...........................................             579             558            562
                                                                          ------------------------------------------------
 Net cash used by financing activities...................................         (39,877)         (4,203)       (21,902)
 EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................             834             329            (30)
                                                                          ------------------------------------------------
 Net change in cash and cash equivalents.................................           3,057          36,119         (1,622)
 Cash and cash equivalents at beginning of year..........................          45,598           9,479         11,101
                                                                          ------------------------------------------------
 Cash and cash equivalents at end of year................................    $     48,655    $     45,598    $     9,479
                                                                          ================================================
 Supplementary cash flows data:
      Interest paid......................................................    $     17,221    $     26,565    $    28,133
      Income taxes paid, net.............................................    $      5,712    $      5,035    $     2,029



                             See accompanying notes.

                          COLUMBUS MCKINNON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1.    DESCRIPTION OF BUSINESS

     Columbus McKinnon Corporation (the Company) is a leading U.S. designer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position and secure material. Key products include hoists, cranes, chain and forged attachments. The Company's material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. The Company's integrated material handling solutions businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets. During fiscal 2007, approximately 66% of sales were to customers in the United States.


2.    ACCOUNTING PRINCIPLES AND PRACTICES

   ADVERTISING

     Costs associated with advertising are expensed in the year incurred and are included in selling expense in the statement of operations. Advertising expenses were $3,779,000, $3,343,000, and $2,521,000 in fiscal 2007, 2006, and 2005, respectively.

   CASH AND CASH EQUIVALENTS

     The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

   CONCENTRATIONS OF LABOR

     Approximately 24% of the Company's employees are represented by seven separate domestic and Canadian collective bargaining agreements which terminate at various times between July 2007 and August 2010. Approximately 2% of the labor force is covered by collective bargaining agreements that will expire within one year.

   CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries; all significant intercompany accounts and transactions have been eliminated.

   DERIVATIVES AND FINANCIAL INSTRUMENTS

     Derivative instruments held by the Company that have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements are designated as hedges. Accordingly, gains and losses from changes in derivatives fair values are deferred until the underlying transaction occurs at which point they are then recognized in the statement of operations. When derivatives are not designated as hedges, the gains and losses from changes in fair value are recorded currently in the statement of operations. All derivatives are carried at fair value in the balance sheet. The fair values of derivatives are determined by reference to quoted market prices. The Company's use of derivative instruments has historically been limited to cash flow hedges of certain interest rate risks.

     The carrying value of the Company's current assets and current liabilities approximate their fair values based upon the relatively short maturity of those instruments. For the fair value of the Company's marketable securities and debt instruments, see Notes 6 and 10, respectively.

                          COLUMBUS MCKINNON CORPORATION

   FOREIGN CURRENCY TRANSLATIONS

     The Company translates foreign currency financial statements as described in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates for the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders' equity section of the balance sheet. The functional currency is the foreign currency in which the foreign subsidiaries conduct their business. Gains and losses from foreign currency transactions are reported in other income and expense, net. There was approximately a $225,000 loss, a $100,000 loss and a $200,000 gain on foreign currency transactions in fiscal 2007, 2006 and 2005, respectively.

   GOODWILL

     Goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company's reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. As a result of this analysis, the reporting units identified under SFAS No. 142 were at the component level, or one level below the reporting segment level as defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Products segment was subdivided into three reporting units and the Solutions segment was subdivided into two reporting units. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite. See
Note 8 for further discussion of goodwill and intangible assets.

   INVENTORIES

     Inventories   are  valued  at  the  lower  of  cost  or  market.   Cost  of
approximately 60% of inventories at March 31, 2007 (58% in 2006) has been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost.

   MARKETABLE SECURITIES

     All of the Company's marketable securities, which consist of equity securities and corporate and governmental obligations, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss within shareholders' equity unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the statement of operations within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of operations.

     The marketable securities are carried as long-term assets since they are held for the settlement of the Company's general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.

                          COLUMBUS MCKINNON CORPORATION

   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment--15 to 40 years; machinery and equipment--3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results.

   RECLASSIFICATION/REVISIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

   RESEARCH AND DEVELOPMENT

     Research and development costs as defined in SFAS No. 2, "Accounting for Research and Development Costs" for the years ended March 31, 2007, 2006 and 2005 were $2,887,000, $1,614,000 and $1,289,000, respectively and are classified as general and administrative expense in the consolidated statements of operations.

   REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

     Sales are recorded when title passes to the customer which is generally at time of shipment to the customer, except for long-term construction contracts as described below. The Company performs ongoing credit evaluations of its customers' financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. Accounts receivable are reported at net realizable value and do not accrue interest. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors. Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted. The Company does not routinely permit customers to return product. However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product. The Company has established an allowance for returns based upon historical trends.

     The Company recognizes contract revenues under the percentage of completion method, measured by comparing direct costs incurred to total estimated direct costs. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. In the event that a loss is anticipated on an uncompleted contract, a provision for the estimated loss is made at the time it is determined. Billings on contracts may precede or lag revenues earned, and such differences are reported in the balance sheet as current liabilities (accrued liabilities) and current assets (unbilled revenues), respectively.


   SALE-LEASEBACK TRANSACTIONS

     On January 28, 2005, the Company sold its corporate headquarters property and entered into a leaseback for a portion of the facility under a 10-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $2.7 million and the gain on the transaction was $2.2 million. Of the total gain, $1.0 million was recognized in 2005 under the caption other income, and $1.2 million was deferred and will be recognized as income over the 10-year leaseback period. Additionally, $0.5 million of non-cash value (rent abatement) will be recognized on a straight-line basis as lower operating expenses over the 10-year leaseback period.

                          COLUMBUS MCKINNON CORPORATION

   SHIPPING AND HANDLING COSTS

     Shipping and handling costs are a component of cost of products sold.

   STOCK-BASED COMPENSATION

     Effective April 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The adoption of SFAS 123(R) resulted in $1,230 of non-deductible incentive stock option expense in the year ended March 31, 2007. Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

     Prior to April 1, 2006, the Company accounted for the stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed.

     The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the comparable prior years is as follows:

                                                                      YEAR ENDED MARCH 31,
                                                                  2006                   2005
                                                           ---------------------   -------------------
   Net income, as reported................................    $     59,796           $    16,710
   Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects...........................            (577)               (1,135)
                                                           ---------------------   -------------------
   Net income, pro forma..................................    $     59,219           $    15,575
                                                           =====================   ===================

   Basic income per share:
   As reported............................................    $       3.73           $      1.14
                                                           =====================   ===================
   Pro forma..............................................    $       3.69           $      1.07
                                                           =====================   ===================

   Diluted income per share:
   As reported............................................    $       3.60           $      1.13
                                                           =====================   ===================
   Pro forma..............................................    $       3.56           $      1.05
                                                           =====================   ===================

     In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position ("FSP") FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." FSP FAS 123(R)-3 provides an alternative transition method for establishing the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (the "APIC Pool"). Effective in the fourth quarter of fiscal 2007, the Company elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for establishing the beginning balance of the APIC Pool. This method consists of a computational component that establishes a beginning balance of the APIC Pool related to employee compensation and a simplified method ("short-cut method") to determine the subsequent impact on the APIC Pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R).

     See Note 13 for further discussion of stock-based compensation.

                          COLUMBUS MCKINNON CORPORATION

   USE OF ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   WARRANTIES

     The Company offers warranties for certain of the products it sells. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. The Company generally provides a basic limited warranty, including parts and labor for any product deemed to be defective for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair costs history, and records a liability in the amount of such costs in the month that the product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rate of warranty claims, and cost per claim.

     Changes in the Company's product warranty accrual are as follows:

                                                 ------------------------------
                                                             MARCH 31,
                                                 ------------------------------
                                                       2007            2006
                                                       ----            ----
       Balance at beginning of year.............   $    2,132      $      832
       Accrual for warranties issued............        3,770           4,658
       Warranties settled.......................       (4,639)         (3,358)
                                                 ------------------------------
       Balance at end of year...................   $    1,263      $    2,132
                                                 ==============================


3.    DISCONTINUED OPERATIONS

     In May 2002, the Company sold substantially all of the assets of Automatic Systems, Inc. (ASI). The ASI business was the principal business unit in the Company's former Solutions - Automotive segment. The Company received $20,600,000 in cash and an 8% subordinated note in the principal amount of $6,800,000 which is payable at a rate of $214,000 per quarter over eight years beginning August 2004. Due to the uncertainty surrounding the financial viability of the debtor, the note has been recorded at the estimated net realizable value of $0. Principal payments received on the note are recorded as income from discontinued operations at the time of receipt. All interest and principal payments required under the note have been made to date. The gross value of the note as of March 31, 2007 is approximately $4,300,000.


4.    UNBILLED REVENUES AND EXCESS BILLINGS

                                                    ----------------------------
                                                              MARCH 31,
                                                    ----------------------------
                                                          2007           2006
                                                          ----           ----
       Costs incurred on uncompleted contracts..... $     50,014    $    52,615
       Estimated earnings..........................       12,119         15,361
                                                    ----------------------------
       Revenues earned to date.....................       62,133         67,976
       Less billings to date.......................       48,042         56,331
                                                    ----------------------------
                                                    $     14,091    $    11,645
                                                    ============================

     The net amounts above are included in the consolidated balance sheets under the following captions:

                                                    ----------------------------
                                                              MARCH 31,
                                                    ----------------------------
                                                          2007           2006
                                                          ----           ----
       Unbilled revenues........................... $     15,050     $   12,061
       Accrued liabilities.........................         (959)          (416)
                                                    ----------------------------
                                                    $     14,091     $   11,645
                                                    ============================

                          COLUMBUS MCKINNON CORPORATION

5.    INVENTORIES

     Inventories consisted of the following:

                                                  ------------------------------
                                                              MARCH 31,
                                                  ------------------------------
                                                         2007            2006
                                                         ----            ----
      At cost--FIFO basis:
           Raw materials.........................   $    45,006     $    41,134
           Work-in-process.......................         9,050          12,199
           Finished goods........................        36,606          33,424
                                                  ------------------------------
                                                         90,662          86,757
      LIFO cost less than FIFO cost..............       (13,483)        (11,912)
                                                  ------------------------------
      Net inventories............................   $    77,179     $    74,845
                                                  ==============================


6.    MARKETABLE SECURITIES

     Marketable securities are held for the settlement of the Company's general and products liability insurance claims filed through the Company's subsidiary, CM Insurance Company, Inc. (see Notes 2 and 14). In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company reviews its marketable securities for declines in market value that may be considered other than temporary. The Company considers market value declines to be other than temporary if they are declines for a period longer than six months and in excess of 20% of original cost. Based on our review as of March 31, 2007, no unrealized losses represent an other than temporary impairment.

     The following is a summary of available-for-sale securities at March 31, 2007:

                                                       GROSS           GROSS      ESTIMATED
                                                     UNREALIZED     UNREALIZED       FAIR
                                           COST        GAINS           LOSSES       VALUE
                                     --------------------------------------------------------
      Government securities..........  $   24,926    $      37      $      22    $   24,941
      Equity securities..............       3,960           31             12         3,979
                                     --------------------------------------------------------
                                       $   28,886    $      68      $      34    $   28,920
                                     ========================================================

     The net gain related to sales of marketable securities totaled $4,360,000, $1,436,000 and $706,000 in fiscal 2007, 2006 and 2005, respectively.

     The following is a summary of available-for-sale securities at March 31, 2006:

                                                       GROSS           GROSS      ESTIMATED
                                                     UNREALIZED      UNREALIZED      FAIR
                                           COST        GAINS           LOSSES       VALUE
                                     --------------------------------------------------------
      Government securities..........  $   10,859    $     150      $      25    $   10,984
      Equity securities..............      13,828        3,013            229        16,612
                                     --------------------------------------------------------
                                       $   24,687    $   3,163      $     254    $   27,596
                                     ========================================================

     As of March 31, 2006, in accordance with SFAS No. 115, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $78,000 and $280,000 for the years ended March 31, 2006 and 2005, respectively, classified within other (income) and expense, net. The above schedule reflects the reduced cost bases.

                          COLUMBUS MCKINNON CORPORATION

     Net unrealized gain included in the balance sheet amounted to $34,000 at March 31, 2007 and $2,909,000 at March 31, 2006. The amounts, net of related income taxes of $12,000 and $1,018,000 at March 31, 2007 and 2006, respectively, are reflected as a component of accumulated other comprehensive loss within shareholders' equity.


7.    PROPERTY, PLANT, AND EQUIPMENT

     Consolidated property, plant, and equipment of the Company consisted of the following:

                                                                ---------------------------
                                                                         MARCH 31,
                                                                ---------------------------
                                                                     2007          2006
                                                                     ----          ----
      Land and land improvements..............................    $   5,036     $   4,564
      Buildings...............................................       29,657        33,755
      Machinery, equipment, and leasehold improvements........      104,479       102,485
      Construction in progress................................        2,277         1,736
                                                                ---------------------------
                                                                    141,449       142,540
      Less accumulated depreciation...........................       86,218        87,408
                                                                ---------------------------
      Net property, plant, and equipment......................    $  55,231     $  55,132
                                                                ===========================

      Depreciation expense was $8,106,000, $8,575,000, and $8,859,000 for the years ended March 31, 2007, 2006 and 2005, respectively.


8.    GOODWILL AND INTANGIBLE ASSETS

     As discussed in Note 2, goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is determined using a discounted cash flow methodology. The Company's reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. As a result of this analysis, the reporting units identified under SFAS No. 142 were at the component level, or one level below the reporting segment level as defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Products segment was subdivided into three reporting units and the Solutions segment was subdivided into two reporting units.

     Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

     No impairment charges were recorded during fiscal 2007, 2006 or 2005.

     All goodwill reported in fiscal 2007 and 2006 was related to the products segment. A summary of changes in goodwill during the years ended March 31, 2007 and 2006 is as follows:

    Balance at March 31, 2005.........................     $   185,443
    Currency translation..............................            (526)
                                                         ----------------
    Balance at March 31, 2006.........................     $   184,917
    Currency translation..............................             717
                                                         ----------------
    Balance at March 31, 2007.........................     $   185,634
                                                         ================

                          COLUMBUS MCKINNON CORPORATION

     Other intangibles, net consists of the following:

                                                ---------------------------
                                                          MARCH 31,
                                                ---------------------------
                                                     2007           2006
                                                     ----           ----
      Intangible pension assets................   $       -      $   2,148
      Patents and other, net...................         269            262
                                                ---------------------------
      Other intangibles, net...................   $     269      $   2,410
                                                ===========================

     Based on the current amount of patents and other, net, the estimated amortization expense for each of the succeeding five years is expected to be $98,000, $74,000, $52,000, $33,000, and 12,000, respectively.


9.    ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

     Consolidated accrued liabilities of the Company consisted of the following:

                                                      --------------------------
                                                                MARCH 31,
                                                      --------------------------
                                                           2007          2006
                                                           ----          ----
      Accrued payroll................................  $    17,302    $   18,736
      Accrued pension cost...........................          245         5,987
      Interest payable...............................        5,408         6,199
      Accrued workers compensation...................        3,000         2,959
      Accrued income taxes payable...................        7,723         6,493
      Accrued postretirement benefit obligation......        1,456         1,620
      Accrued health insurance.......................        3,466         2,891
      Accrued general and product liability costs....        4,000         4,000
      Other accrued liabilities......................        9,744        12,379
                                                      --------------------------
                                                       $    52,344    $   61,264
                                                      ==========================

     Consolidated other non-current liabilities of the Company consisted of the following:

                                                      --------------------------
                                                                MARCH 31,
                                                      --------------------------
                                                           2007          2006
                                                           ----          ----
      Accumulated postretirement benefit obligation..  $     9,015    $    4,856
      Accrued general and product liability costs....       17,078        16,969
      Accrued pension cost...........................       28,531        20,284
      Accrued workers compensation...................        6,104         5,383
      Other non-current liabilities..................        2,683         2,997
                                                      --------------------------
                                                       $    63,411    $   50,489
                                                      ==========================

                          COLUMBUS MCKINNON CORPORATION

10.   DEBT

     Consolidated long-term debt of the Company consisted of the following:

                                                                                 ----------------------------
                                                                                            MARCH 31,
                                                                                 ----------------------------
                                                                                      2007          2006
                                                                                      ----          ----
      Revolving Credit Facility due February 22, 2010...........................   $        -    $        -
      10% Senior Secured Notes due August 1, 2010  with interest
         payable in semi-annual installments ...................................       22,125        67,384
      Other senior debt.........................................................        4,340           584
                                                                                 ----------------------------
      Total senior debt.........................................................       26,465        67,968
      8 7/8% Senior Subordinated Notes due November 1, 2013 with interest
         payable in semi-annual installments....................................      136,000       136,000
                                                                                 ----------------------------
      Total.....................................................................      162,465       203,968
      Less current portion......................................................          297           127
                                                                                 ----------------------------
                                                                                   $  162,168    $  203,841
                                                                                 ============================

     In March, 2006, the Company amended and expanded its revolving credit facility. The Revolving Credit Facility provides availability up to a maximum of $75,000,000. Provided there is no default, the Company may on a one-time basis, request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000,000 if all Senior Secured Notes have been repaid in full or will be repaid in full contemporaneously with such increase, or $25,000,000 in the event that any Senior Secured Notes remain outstanding, subject to lender approval. The unused Revolving Credit Facility totaled $64,800,000, net of outstanding borrowings of $0 and outstanding letters of credit of $10,200,000. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our leverage ratio amounting to 87.5 or 0 basis points, respectively, at March 31, 2007. The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

     On September 2, 2005, the Company issued $136,000,000 of 8 7/8% Senior Subordinated Notes (8 7/8% Notes) due November 1, 2013. Proceeds from the 8 7/8% Notes and cash on hand were used for the repayment of previously existing debt instruments resulting in a $3,330,000 pre-tax loss on early extinguishment of debt in fiscal 2006.

     On July 22, 2003, the Company issued $115,000,000 of 10% Senior Secured Notes (10% Notes) due August 1, 2010. Proceeds from this offering were used for the repayment of previously existing debt instruments.

     During fiscal 2006, the Company used a portion of the proceeds from its stock offering (see Note 13) to repurchase $47,616,000 of the outstanding 10% Notes. The repurchase of the 10% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $4,786,000. As a result of the repurchase of the 10% Notes, $1,085,000 of pre-tax deferred financing costs was written-off. The net effect of these items was a $5,871,000 pre-tax loss in fiscal 2006.

     During fiscal 2007, the Company used cash on hand to repurchase $45,259,000 of the outstanding 10% Notes. The repurchase of the 10% Notes occurred at a premium resulting in a pre-tax loss on early extinguishment of debt of $4,263,000. As a result of the repurchase of the 10% Notes, $925,000 of pre-tax deferred financing costs was written-off. The net effect of these items was a $5,188,000 pre-tax loss in fiscal 2007.

     The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and a restriction on dividend payments, with which the Company was in compliance as of March 31, 2007.

                          COLUMBUS MCKINNON CORPORATION

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

     Provisions of the 10% Notes include, without limitation, restrictions on liens, indebtedness, asset sales, and dividends and other restricted payments. The remaining 10% Notes are not entitled to redemption at our option, prior to August 1, 2007. On and after August 1, 2007, they are redeemable at a prices declining annually from 105% to 100% on and after August 1, 2009. In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 10% Notes may require the Company to repurchase all or a portion of such holder's 10% Notes at a purchase price equal to 101% of the principal amount thereof. The 10% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements. The 10% Notes are also secured, in a second lien position, by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

     The carrying amount of the Company's revolving credit facility approximates the fair value based on current market rates. The Company's Senior Secured Notes and Senior Subordinated Notes have an approximate fair market value of $23,563,000 and $144,160,000, respectively, based on quoted market prices, the total of which is more than their aggregate carrying amount of $158,125,000.

     The principal payments scheduled to be made as of March 31, 2007 on the above debt, for the next five annual periods subsequent thereto, are as follows (in thousands):

                    2008          $     297
                    2009                194
                    2010                168
                    2011             23,342
                    2012                134
                    Thereafter      138,330

INTERNATIONAL LINES OF CREDIT AND LOANS

     Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for our subsidiaries operating outside of the United States. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2007, significant credit lines totaled approximately $9,858 of which $7,894 was drawn.

     In addition to the above facilities, our foreign subsidiaries have certain fixed term bank loans. As of March 31, 2007, significant loans totaled $3,900 of which $2,824 were secured loans.

                          COLUMBUS MCKINNON CORPORATION

11.   PENSIONS AND OTHER BENEFIT PLANS

     The Company provides retirement and pension plans, including defined benefit and defined contribution plans, and postretirement benefit plans to certain employees. Effective March 31, 2007, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which required the recognition in pension and other postretirement benefits obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R). This statement also requires an entity to measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employers' fiscal year. This requirement is effective for fiscal years ending after December 15, 2008.

PENSION PLANS

     The Company provides defined benefit pension plans to certain employees. The Company uses December 31 as the measurement date for all of its pension plans. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

                                                                                        ----------------------------------
                                                                                                    MARCH 31,
                                                                                        ----------------------------------
                                                                                               2007             2006
                                                                                               ----             ----
      Change in benefit obligation:
           Benefit obligation at beginning of year.....................................    $   134,148      $   120,634
           Service cost................................................................          4,147            4,004
           Interest cost...............................................................          7,608            7,213
             Actuarial loss............................................................             22            7,003
           Benefits paid...............................................................         (6,346)          (4,860)
           Foreign exchange rate changes...............................................             42              154
                                                                                        ----------------------------------
           Benefit obligation at end of year...........................................    $   139,621      $   134,148
                                                                                        ==================================

      Change in plan assets:
           Fair value of plan assets at beginning of year..............................    $   100,206      $    91,323
           Actual gain on plan assets..................................................         10,989            5,795
           Employer contribution.......................................................          5,960            7,816
           Benefits paid...............................................................         (6,346)          (4,860)
           Foreign exchange rate changes...............................................             36              132
                                                                                        ----------------------------------
           Fair value of plan assets at end of year....................................    $   110,845      $   100,206
                                                                                        ==================================

           Funded status ..............................................................    $   (28,776)     $   (33,942)
           Unrecognized actuarial loss.................................................         27,918           35,282
           Unrecognized prior service cost.............................................          2,213            2,148
                                                                                        ----------------------------------
           Net amount recognized.......................................................    $     1,355      $     3,488
                                                                                        ==================================

      Amounts recognized in the consolidated balance sheets are as follows:
                                                                                        ----------------------------------
                                                                                                    MARCH 31,
                                                                                        ----------------------------------
                                                                                               2007             2006
                                                                                               ----             ----
           Intangible asset............................................................    $         -      $     2,148
           Accrued liabilities.........................................................           (245)          (5,987)
           Other non-current liabilities...............................................        (28,531)         (20,284)
           Deferred tax effect of accumulated other comprehensive loss.................         12,059           11,038
           Accumulated other comprehensive loss........................................         18,072           16,573
                                                                                        ----------------------------------
           Net amount recognized.......................................................    $     1,355      $     3,488
                                                                                        ==================================

     In fiscal 2008, an estimated net loss of $1,485,000 and prior service cost of $330,000 for the defined benefit pension plans will be amortized from accumulated other comprehensive income to net periodic benefit cost.

                          COLUMBUS MCKINNON CORPORATION

     Net periodic pension cost included the following components:
                                                                           ---------------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                           ---------------------------------------------
                                                                                  2007          2006          2005
                                                                                  ----          ----          ----
      Service costs--benefits earned during the period.....................    $   4,147     $   4,004     $   4,285
      Interest cost on projected benefit obligation.......................         7,608         7,213         6,719
      Expected return on plan assets......................................        (7,244)       (6,753)       (6,666)
      Net amortization....................................................         2,773         2,518         4,033
      Curtailment/settlement loss.........................................           156             -             -
                                                                           ---------------------------------------------
      Net periodic pension cost...........................................     $   7,440     $   6,982     $   8,371
                                                                           =============================================

     The fiscal 2005 pension expense includes a one-time, non-cash charge of $2,037,000 relating to a defined benefit plan at one of our foreign operations. The fiscal 2007 curtailment and settlement losses are the result of the restructuring of one of our facilities in Canada.

     Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

                                                        ----------------------------------
                                                                   MARCH 31,
                                                        ----------------------------------
                                                               2007             2006
                                                               ----             ----
           Projected benefit obligation.................   $   139,621      $   134,148
           Fair value of plan assets....................       110,845          100,206

     Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

                                                        ----------------------------------
                                                                   MARCH 31,
                                                        ----------------------------------
                                                               2007             2006
                                                               ----             ----
           Accumulated benefit obligation...............   $   124,508      $   126,196
           Fair value of plan assets....................       105,345          100,206

     Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

     The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

                                                                                  MARCH 31,
                                                            --------------------------------------------------------
                                                                 2007          2006         2005           2004
                                                            --------------------------------------------------------
      Discount rate........................................      6.00%         5.75%        6.00%          6.25%
      Expected long-term rate of return on plan assets.....      7.50          7.50         8.25           8.40
      Rate of compensation increase........................      3.00          4.00         4.00           4.00

     The expected rate of return on plan asset assumptions are determined considering historical averages and real returns on each asset class.

     The Company's retirement plan target and actual asset allocations are as follows:

                                                                                  MARCH 31,
                                                            --------------------------------------------------------
                                                               TARGET                             ACTUAL
                                                            ---------------            -----------------------------
                                                                2008                        2007          2006
                                                            ---------------            -----------------------------
      Equity securities....................................       70%                         62%           56%
      Fixed income.........................................       30                          38            44
                                                            ---------------            -----------------------------
      Total plan assets....................................      100%                        100%          100%
                                                            ===============            =============================

                          COLUMBUS MCKINNON CORPORATION

     The Company has an investment objective for domestic pension plans to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations. The investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the aforementioned objective and produce both absolute and risk adjusted returns competitive with a benchmark that is a blend of major US and international equity indexes and an aggregate bond fund. The shift to the targeted allocation is the result of management's re-evaluation of its investment allocation. The targeted allocation will be accomplished as some plan assets governed by collective bargaining contracts will be transferred from fixed income into equity securities, as well as reallocation of remaining assets to achieve the desired balance during fiscal 2008.

     The Company's funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA). Additional contributions may be made to minimize PBGC premiums. The Company expects to contribute $12,208,000 to its pension plans in fiscal 2008.

     Information about the expected benefit payments for the Company's defined benefit plans is as follows:

                2008                $    5,485
                2009                     5,971
                2010                     6,567
                2011                     7,195
                2012                     8,038
                2013-2017               51,099

POSTRETIREMENT BENEFIT PLANS

     The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to certain domestic retirees and their dependents of one of its subsidiaries. Prior to the acquisition of this subsidiary, the Company did not sponsor any postretirement benefit plans. The Company pays the majority of the medical costs for certain retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons ("AARP") premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory.

     The Company's postretirement health benefit plans are not funded. The following sets forth a reconciliation of benefit obligation and the funded status of the plan:

                                                                                    ----------------------------------
                                                                                                 MARCH 31,
                                                                                    ----------------------------------
                                                                                            2007            2006
                                                                                            ----            ----
      Change in benefit obligation:
           Benefit obligation at beginning of year.................................    $    12,221     $    12,927
           Service cost............................................................              3               6
           Interest cost...........................................................            658             751
           Actuarial (gain) loss...................................................           (193)            601
           Benefits paid...........................................................         (2,218)         (2,064)
                                                                                    ----------------------------------
              Benefit obligation at end of year....................................    $    10,471     $    12,221
                                                                                    ==================================

           Funded status ..........................................................    $   (10,471)    $   (12,221)
           Unrecognized actuarial loss.............................................          5,138           5,745
                                                                                    ----------------------------------
           Net amount recognized...................................................    $    (5,333)    $    (6,476)
                                                                                    ==================================

                          COLUMBUS MCKINNON CORPORATION

     Amounts recognized in the consolidated balance sheets are as follows:

                                                                                    ----------------------------------
                                                                                                 MARCH 31,
                                                                                    ----------------------------------
                                                                                            2007            2006
                                                                                            ----            ----
           Accrued liabilities.....................................................    $    (1,456)    $    (1,620)
           Other non-current liabilities...........................................         (9,015)         (4,856)
           Deferred tax effect of accumulated other comprehensive loss.............          2,055               -
           Accumulated other comprehensive loss....................................          3,083               -
                                                                                    ----------------------------------
           Net amount recognized...................................................    $    (5,333)    $    (6,476)
                                                                                    ==================================

     In fiscal 2008, an estimated net loss of $384,000 for the defined benefit postretirement health care plans will be amortized from accumulated other comprehensive income to net periodic benefit cost.

     Net periodic postretirement benefit cost included the following:

                                                                               --------------------------------------
                                                                                        YEAR ENDED MARCH 31,
                                                                               --------------------------------------
                                                                                    2007        2006        2005
                                                                                    ----        ----        ----
      Service cost--benefits attributed to service during the period...........    $    3      $    6      $   17
      Interest cost...........................................................        658         751         834
      Amortization of plan net losses.........................................        414         411         460
                                                                               --------------------------------------
           Net periodic postretirement benefit cost...........................     $1,075      $1,168      $1,311
                                                                               ======================================

     For measurement purposes, healthcare costs were assumed to increase 8.25% in fiscal 2008, grading down over time to 5% in six years. The discount rate used in determining the accumulated postretirement benefit obligation was 6.00% and 5.75% as of March 31, 2007 and 2006, respectively.

     Information   about  the  expected   benefit  payments  for  the  Company's
postretirement health benefit plans is as follows:

                2008                $       1,456
                2009                        1,384
                2010                        1,269
                2011                        1,255
                2012                        1,182
                2013-2017                   4,674


     Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                               ONE PERCENTAGE        ONE PERCENTAGE
                                                                               POINT INCREASE        POINT DECREASE
                                                                           ---------------------------------------------
           Effect on total of service and interest cost components........          $      35           $     (32)
           Effect on postretirement obligation............................                628                (570)

ADOPTION OF NEW ACCOUNTING STANDARD

     Effective March 31, 2007, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which required the recognition in pension and other postretirement benefits obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R). The following table reflects the effects of the adoption of SFAS No. 158 on our consolidated balance sheet as of March 31, 2007:

                          COLUMBUS MCKINNON CORPORATION


                                                                  BEFORE             SFAS 158           AFTER
                                                              APPLICATION OF         ADOPTION       APPLICATION OF
                                                                 SFAS 158          ADJUSTMENTS        SFAS 158
     Assets:                                                  --------------       -----------      --------------
      Other intangibles, net................................    $    2,482         $   (2,213)        $      269
      Deferred taxes on income..............................        27,554              6,906             34,460
         Total assets.......................................       560,945              4,693            565,638

      Liabilities and Shareholder's Equity
      Accrued liabilities...................................        58,683             (6,339)            52,344
      Other non-current liabilities.........................        42,039             21,372             63,411
          Total liabilities.................................       309,280             15,033            324,313
      Accumulated other comprehensive loss..................        (4,997)           (10,340)           (15,337)
          Total liabilities and shareholder's equity........       560,945              4,693            565,638

OTHER BENEFIT PLANS

     The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $1,650,000, $1,476,000 and $673,000 for the years ended March 31, 2007, 2006 and 2005, respectively.


12.    EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" requires that compensation expense for ESOP shares be measured based on the fair value of those shares when committed to be released to employees, rather than based on their original cost. Also, dividends on those ESOP shares that have not been allocated or committed to be released to ESOP participants are not reflected as a reduction of retained earnings. Rather, since those dividends are used for debt service, a charge to compensation expense is recorded. Furthermore, ESOP shares that have not been allocated or committed to be released are not considered outstanding for purposes of calculating earnings per share.

     The obligation of the ESOP to repay borrowings incurred to purchase shares of the Company's common stock is guaranteed by the Company; the unpaid balance of such borrowings, if any, would be reflected in the consolidated balance sheet as a liability. An amount equivalent to the cost of the collateralized common stock and representing deferred employee benefits has been recorded as a deduction from shareholders' equity.

     Substantially all of the Company's domestic non-union employees are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $808,000, $653,000 and $296,000 in fiscal 2007, 2006 and 2005, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any, are recorded as a reduction of retained earnings and are applied toward debt service.

     At  March  31,  2007  and  2006,   694,751  and  723,618  of  ESOP  shares,
respectively, were allocated or available to be allocated to participants' accounts. At March 31, 2007 and 2006, 213,667 and 249,821 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

     The fair market value of unearned ESOP shares at March 31, 2007 amounted to $4,784,000.

                          COLUMBUS MCKINNON CORPORATION

13. EARNINGS PER SHARE AND STOCK PLANS

   EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes any dilutive effects of stock options.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                      --------------------------------------------
                                                                                   YEAR ENDED MARCH 31,
                                                                      --------------------------------------------
                                                                             2007          2006           2005
                                                                             ----          ----           ----
      Numerator for basic and diluted earnings per share:
         Income from continuing operations...........................   $    33,381   $    59,100    $    16,067
         Income from discontinued operations.........................           704           696            643
                                                                      --------------------------------------------
           Net income ...............................................   $    34,085   $    59,796    $    16,710
                                                                      ============================================

      Denominators:
         Weighted-average common stock outstanding-
           denominator for basic EPS.................................        18,517        16,052         14,594
         Effect of dilutive employee stock options...................           434           576            209
                                                                      --------------------------------------------
         Adjusted weighted-average common stock
           outstanding and assumed conversions-
           denominator for diluted EPS...............................        18,951        16,628         14,803
                                                                      ============================================

     The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 12). The increase in the weighted-average common stock outstanding is the result of the issuance of 3,000,000 shares in fiscal 2006 and the exercising of stock options.

   STOCK PLANS

     Effective April 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The adoption of SFAS 123(R) resulted in $1,230,000 of non-deductible incentive stock option expense in the year ended March 31, 2007. Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

LONG TERM INCENTIVE PLAN

     Effective July 31, 2006, the shareholders of the Company approved the adoption of our Long Term Incentive Plan (LTIP). The total number of shares of common stock with respect to which awards may be granted under the plan is 850,000. The LTIP was designed as an omnibus plan and awards may consist of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or stock bonuses. A maximum of 600,000 shares may be awarded as restricted stock, restricted stock units, or stock bonuses.

     During fiscal 2007, a total of 9,390 shares of stock and 7,200 restricted stock units were granted under the LTIP to the Company's non-executive directors as part of their annual compensation. The weighted average fair value grant price of those shares and units was $19.17. The expense related to the shares and restricted stock units for fiscal 2007 was $180,000 and $40,000, respectively.

     As of March 31, 2007, there were 833,410 shares available for future grants under the Long Term Incentive Plan.

                          COLUMBUS MCKINNON CORPORATION

STOCK OPTION PLANS

     Existing prior to the adoption of the LTIP, the Company maintains two stock option plans, a Non-Qualified Stock Option Plan (Non-Qualified Plan) and an Incentive Stock Option Plan (Incentive Plan). Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors. As of March 31, 2007, no options have been granted to non-employees. Options granted under the Non-Qualified and Incentive Plans become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under the Non-Qualified plan may be exercised not earlier than one year from the date such option is granted. Any option granted under the Incentive Plan may be exercised not earlier than one year and not later than 10 years from the date such option is granted.

     A summary of option transactions during each of the three fiscal years in the period ended March 31, 2007 is as follows:

                                                                                   WEIGHTED-AVERAGE
                                                                                       REMAINING
                                                                WEIGHTED-AVERAGE   CONTRACTUAL LIFE     AGGREGATE
                                              SHARES             EXERCISE PRICE        (IN YEARS)    INTRINSIC VALUE
                                        ----------------------------------------------------------------------------
    Outstanding at March 31, 2004......         1,229,850         $      13.77
       Granted.........................           741,500                 6.41
       Exercised.......................           (52,000)                8.25
       Cancelled.......................          (116,550)               13.82
                                        ----------------------------------------------------------------------------
    Outstanding at March 31, 2005......         1,802,800         $      10.89
       Granted.........................            45,000                21.61
       Exercised.......................          (626,282)               11.41
       Cancelled.......................           (89,400)                7.76
                                        ----------------------------------------------------------------------------
    Outstanding at March 31, 2006......         1,132,118         $      11.28
       Granted.........................            70,000                22.41
       Exercised.......................          (240,468)               10.82
       Cancelled.......................           (30,500)                9.85
                                        ----------------------------------------------------------------------------
    Outstanding at March 31, 2007......           931,150         $      12.28            5.8           $   9,576
                                        ============================================================================
    Exercisable at March 31, 2007......           561,150         $      13.15            4.5           $   5,252
                                        ============================================================================

     We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2007. The aggregate intrinsic value of outstanding options as of March 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 884,050 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 544,050 exercisable options that were in-the-money at that date. The Company's closing stock price was $22.39 as of March 31, 2007. The total intrinsic value of stock options exercised was $3,434,000, $6,487,000 and $248,000 during fiscal 2007, 2006 and 2005, respectively. As of March 31, 2007, there are 132,600 options available for future grants under the two stock option plans.

     The fair value of shares that vested was $3.87, $4.01 and $4.64 during fiscal 2007, 2006 and 2005, respectively.

     Cash received from option exercises under all share-based payment arrangements during fiscal 2007 was $2,601,000. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

     As of March 31, 2007, $1,461,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3 years.

                          COLUMBUS MCKINNON CORPORATION

     Exercise prices for options outstanding as of March 31, 2007, ranged from $5.46 to $29.00. The following table provides certain information with respect to stock options outstanding at March 31, 2007:

                                                                                                  WEIGHTED-AVERAGE
                                                    STOCK OPTIONS         WEIGHTED-AVERAGE     REMAINING CONTRACTUAL
           RANGE OF EXERCISE PRICES                  OUTSTANDING           EXERCISE PRICE               LIFE
           ------------------------                  -----------           --------------               ----
            Up to $10.00.....................           542,100              $    6.93                   6.3
           $10.01 to $20.00..................           102,350                  14.36                   7.6
           $20.01 to $30.00..................           286,700                  21.66                   4.3
                                               -------------------------------------------------------------------------
                                                        931,150              $   12.28                   5.8
                                               =========================================================================

     The following table provides certain information with respect to stock options exercisable at March 31, 2007:

                                                                            STOCK OPTIONS         WEIGHTED-AVERAGE
                       RANGE OF EXERCISE PRICES                              OUTSTANDING           EXERCISE PRICE
                       ------------------------                              -----------           --------------
            Up to $10.00............................................              308,350             $       7.94
           $10.01 to $20.00.........................................               49,850                    12.86
           $20.01 to $30.00.........................................              202,950                    21.13
                                                                           --------------             ------------
                                                                                  561,150             $      13.15
                                                                           ==============             ============

     The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of the options was $12.93, $12.13 and $3.45 for options granted during fiscal 2007, 2006 and 2005, respectively. The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2007, 2006 and 2005:

                                                        YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                      MARCH 31, 2007      MARCH 31, 2006     MARCH 31, 2005
                                                    ----------------------------------------------------------
Assumptions:
     Risk-free interest rate....................              4.9 %              4.5 %              4.9 %
     Dividend yield--Incentive Plan..............             0.0 %              0.0 %              0.0 %
     Volatility factor..........................              0.593              0.615              0.569
     Expected life--Incentive Plan...............         5.5 years            5 years            5 years

     To determine expected volatility, the Company uses historical volatility based on daily closing prices of its Common Stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate term of the options granted. Expected dividends are based on the Company's history and expectation of dividend payouts. The expected term of stock options is based on vesting schedules, expected exercise patterns and contractual terms.

RESTRICTED STOCK

     Also existing prior to the adoption of the LTIP, the Company maintains a Restricted Stock Plan. The Company charges compensation expense and shareholders' equity for the market value of shares ratably over the restricted period. Grantees that remain continuously employed with the Company become vested in their shares five years after the date of the grant. As of March 31, 2007, there were 48,000 shares available for future grants under the Restricted Stock Plan.

                          COLUMBUS MCKINNON CORPORATION

     During the Fiscal 2007, no shares of restricted stock were granted. As of March 31, 2007, there are 2,000 shares of restricted stock outstanding with a weighted average fair value grant price of $16.25. The expense related to restricted stock was $7,000, $6,000 and $35,000 for fiscal 2007, 2006 and 2005, respectively.

14.    LOSS CONTINGENCIES

     From time to time, the Company is named a defendant in legal actions arising out of the normal course of business. The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business. The Company does not believe that any of our pending litigation will have a material impact on its business.

     GENERAL AND PRODUCT LIABILITY-- During fiscal 2006, the Company reevaluated the predictability of future cash flows associated with its self-insured product liability and asbestos reserves and concluded that future cash payments related to reserves for nonasbestos claims could no longer be discounted due to their underlying uncertainty. Reserves for asbestos claims continue to be discounted at a risk free rate. This change in estimate resulted in a reduction in the discount recorded by the company of approximately $1,578,000 ($0.09 diluted EPS impact for fiscal 2006). The gross reserves as of March 31, 2007 and 2006 were $23,438,000 and $23,329,000, respectively. This liability is funded by investments in marketable securities (see Notes 2 and 6).

     The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

                                                                 ---------------------------------------------------
                                                                                  YEAR ENDED MARCH 31,
                                                                 ---------------------------------------------------
                                                                       2007             2006            2005
                                                                       ----             ----            ----
      Accrued general and product liability, beginning of year..     $ 20,969         $ 16,094        $ 15,930
      Add impact of change in discount estimate.................            -            1,578               -
      Add provision for claims..................................        4,343            6,342           5,780
      Deduct payments for claims................................       (4,234)          (3,045)         (5,616)
                                                                 ---------------------------------------------------
      Accrued general and product liability, end of year........     $ 21,078         $ 20,969        $ 16,094
                                                                 ===================================================

     The per occurrence limits on our self-insurance for general and product liability coverage to Columbus McKinnon were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter. In addition to the per occurrence limits, the Company's coverage is also subject to an annual aggregate limit, applicable to losses only. These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2007.

     Along with other manufacturing companies, the Company is subject to various federal, state and local laws relating to the protection of the environment. To address the requirements of such laws, the Company has adopted a corporate environmental protection policy which provides that all of its owned or leased facilities shall, and all of its employees have the duty to, comply with all applicable environmental regulatory standards, and the Company has initiated an environmental auditing program for our facilities to ensure compliance with such regulatory standards. The Company has also established managerial responsibilities and internal communication channels for dealing with environmental compliance issues that may arise in the course of our business. Because of the complexity and changing nature of environmental regulatory standards, it is possible that situations will arise from time to time requiring the Company to incur expenditures in order to ensure environmental regulatory compliance. However, the Company is not aware of any environmental condition or any operation at any of its facilities, either individually or in the aggregate, which would cause expenditures having a material adverse effect on its results of operations, financial condition or cash flows and, accordingly, has not budgeted any material capital expenditures for environmental compliance for fiscal 2008.

     Like  many   industrial   manufacturers,   the   Company  is   involved  in
asbestos-related litigation. In continually evaluating costs relating to its estimated asbestos-related liability, the Company reviews, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, its recent and historical resolution of the cases, the number of cases pending against it, the status and results of broad-based settlement discussions, and the number of years such activity might continue. Based on this

                         COLUMBUS MCKINNON CORPORATION
review, the Company has estimated its share of liability to defend and resolve probable asbestos-related personal injury claims. This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability. The Company will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

     Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2025 and March 31, 2037 to range between $5,000,000 and $14,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years. The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,400,000 which has been reflected as a liability in the consolidated financial statements as of March 31, 2007. The increase in the recorded liability from the amount of $6,300,000 at March 31, 2006 is due to the increase in historical data used to calculate required asbestos liability reserve levels. The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program. Of this amount, management expects to incur asbestos liability payments of approximately $325,000 over the next 12 months. Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.


15.    RESTRUCTURING CHARGES

     The Company analyzes its global capacity requirements in accordance with its ongoing cost savings and consolidation efforts. As a result, facilities are closed or significantly reorganized and production operations are transferred to other facilities within the same reporting segment, to better utilize their available capacity. During fiscal 2007, the Company recorded restructuring costs of $543,000 for severance and the maintenance of non-operating facilities being held for sale which are expensed on an as incurred basis in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." $519,000 and $24,000 of these costs are related to the Solutions and Products segments, respectively. The completion of the sale of a previously closed facility resulted in the reversal of $410,000 of restructuring charges within the Products segment, including $216,000 of gain on the sale of a non-operating property that had been written down in previous years. The liability as of March 31, 2007 consists primarily of environmental remediation costs which were accrued in accordance with SFAS No. 143.

     During fiscal 2006, the Company recorded restructuring costs of $1,609,000 related to environmental remediation charges, inventory disposal costs, and facility costs as a result of the continued closure, merging and reorganization of the Company. $1,000,000 and $600,000 of these costs are related to the Products and Solutions segments, respectively. The charges primarily relate to the cost of removal of certain environmentally hazardous materials in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" and FIN 47 ($600,000) and inventory disposal related to the rationalization of certain product families within our mechanical jacks line ($400,000). In addition, we have accrued additional costs of maintenance of a non-operating facility based on anticipated sale date ($300,000). The costs associated with the disposal of this facility were originally accrued as a result of the restructuring occurring prior to the adoption of SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities." As of March 31, 2006, the liability primarily consisted of costs associated with the preparation and maintenance of a non-operating facility and environmental remediation costs which were accrued in accordance with SFAS No. 143. The Company had one facility that was completely closed and prepared for disposal.

     During fiscal 2005, the Company recorded restructuring costs of $910,000 related to various employee termination benefits and facility costs as a result of the continued closure, merging and reorganization of the Company. $600,000 and $300,000 of these costs are related to the Products and Solutions segments, respectively. The charges primarily relate to the maintenance of facilities being expensed on an as incurred basis in accordance with SFAS No. 146. As of March 31, 2005, the liability primarily consisted of costs associated with the preparation

                          COLUMBUS MCKINNON CORPORATION
and maintenance of a non-operating facility prior to disposal which were accrued prior to the adoption of SFAS No. 146. Due to changes in the real estate market and a reassessment of the fair value of the property, the asset was written-down by $300,000 during fiscal 2005.

     The following provides a reconciliation of the activity related to restructuring reserves:

                                                                                 -----------------------------------------
                                                                                    EMPLOYEE     FACILITY       TOTAL
                                                                                    --------     --------       -----
      Reserve at March 31, 2004.................................................    $    161     $    400     $    561
      Fiscal 2005 restructuring charges.........................................          81          829          910
      Cash payments.............................................................        (226)        (801)      (1,027)
      Write-down of non-operating property......................................           -         (300)        (300)
                                                                                 -----------------------------------------
      Reserve at March 31, 2005.................................................    $     16     $    128     $    144
      Fiscal 2006 restructuring charges.........................................         358        1,251        1,609
      Cash payments.............................................................        (315)        (645)        (960)
                                                                                 -----------------------------------------
      Reserve at March 31, 2006.................................................    $     59     $    734     $    793
      Fiscal 2007 restructuring charges.........................................         289          254          543
      Cash payments.............................................................        (348)        (195)        (543)
      Restructuring charge reversal.............................................           -         (410)        (410)
      Gain on sale of a non-operating facility..................................           -          216          216
                                                                                 -----------------------------------------
      Reserve at March 31, 2007.................................................    $      -     $    599     $    599
                                                                                 =========================================


16.    INCOME TAXES

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense. The sources and tax effects of the difference were as follows:

                                                                            ----------------------------------------------
                                                                                         YEAR ENDED MARCH 31,
                                                                            ----------------------------------------------
                                                                                  2007           2006           2005
                                                                                  ----           ----           ----
      Expected tax at 35%..................................................   $    18,872    $     9,854    $     6,617
      State income taxes net of federal benefit............................           910            705            363
      Foreign taxes greater (less) than statutory provision................           961             41           (579)
      Permanent items......................................................           171            370              -
      Valuation allowance..................................................             -        (44,237)        (4,435)
      Other................................................................          (375)         2,321            230
                                                                            ----------------------------------------------
      Actual tax provision (benefit).......................................   $    20,539    $   (30,946)   $     2,196
                                                                            ==============================================

      The provision for income tax expense (benefit) consisted of the following:
                                                                            ----------------------------------------------
                                                                                         YEAR ENDED MARCH 31,
                                                                            ----------------------------------------------
                                                                                  2007           2006           2005
                                                                                  ----           ----           ----
      Current income tax expense (benefit):
           United States Federal...........................................   $     1,228    $       856    $      (426)
           State taxes.....................................................         1,401          1,084            559
           Foreign.........................................................         5,472          4,082          3,034
      Deferred income tax expense (benefit):
           United States...................................................        13,831        (37,099)             -
           Foreign.........................................................        (1,393)           131           (971)
                                                                            ----------------------------------------------
                                                                              $    20,539    $   (30,946)   $     2,196
                                                                            ==============================================

                          COLUMBUS MCKINNON CORPORATION

     The Company applies the liability method of accounting for income taxes as required by SFAS Statement No. 109, "Accounting for Income Taxes." The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                       -----------------------------------
                                                                                                     MARCH 31,
                                                                                       -----------------------------------
                                                                                               2007              2006
                                                                                               ----              ----
      Deferred tax assets:
         Federal net operating loss carryforwards.....................................    $     13,484      $     29,075
         State net operating loss carryforwards.......................................           2,064             3,564
         Employee benefit plans.......................................................          12,343             9,518
         Asset reserves...............................................................           1,711             2,384
         Insurance reserves...........................................................           7,372             7,283
         Accrued vacation and incentive costs.........................................           2,131             1,980
         Other........................................................................           9,237             6,337
         Valuation allowance..........................................................          (2,064)           (3,564)
                                                                                       -----------------------------------
           Gross deferred tax assets                                                            46,278            56,577
                                                                                       -----------------------------------
      Deferred tax liabilities:
         Inventory reserves...........................................................          (2,068)           (3,398)
         Property, plant, and equipment...............................................          (2,407)           (2,822)
                                                                                       -----------------------------------
           Gross deferred tax liabilities.............................................          (4,475)           (6,220)
                                                                                       -----------------------------------
              Net deferred tax assets.................................................    $     41,803      $     50,357
                                                                                       ===================================

     As of March 31, 2007, the Company had U.S. federal net operating loss carryforwards of approximately $38,527,000. The net operating loss carryforwards arose in fiscal 2004 primarily as a result of a worthless stock deduction taken on the Company's March 31, 2003 federal income tax return relating to the sale of substantially all of the assets of a domestic subsidiary. If not utilized, these carryforwards will expire in fiscal years 2023 and 2024.

     Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

                                                                                       -----------------------------------
                                                                                                     MARCH 31,
                                                                                       -----------------------------------
                                                                                               2007              2006
                                                                                               ----              ----
      Net current deferred tax asset..................................................     $   8,669         $   6,513
      Net non-current deferred tax asset..............................................        34,460            46,065
      Net current deferred tax liability..............................................             -            (1,189)
      Net non-current deferred tax liability..........................................        (1,326)           (1,032)
                                                                                       -----------------------------------
           Net deferred tax asset.....................................................     $  41,803         $  50,357
                                                                                       ===================================

     The net current deferred tax asset, net current deferred tax liability, and net non-current deferred tax liability are included in prepaid expenses, accrued liabilities, and other non-current liabilities, respectively.

     Income from  continuing  operations  before  income tax  expense  (benefit)
includes foreign subsidiary income of $10,067,000, $13,034,000 and $8,588,000 for the years ended March 31, 2007, 2006, and 2005, respectively. As of March 31, 2007, the Company had unrecognized deferred tax liabilities related to approximately $20 million of cumulative undistributed earnings of foreign subsidiaries. These earnings are considered to be permanently invested in operations outside the United States. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

     There were 136,511 and 581,064 shares of common stock were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options in the years ended March 31, 2007, and 2006, respectively. The tax benefit to the Company from these transactions, which is credited to additional paid-in capital rather than recognized as a reduction of income tax expense, was $311,000 and $2,154,000 in 2007 and 2006, respectively. This tax benefit has also been recognized in the consolidated balance sheet as an increase in deferred tax assets.

                          COLUMBUS MCKINNON CORPORATION

17.     RENTAL EXPENSE AND LEASE COMMITMENTS

     Rental expense for the years ended March 31, 2007, 2006 and 2005 was $4,483,000, $3,914,000, and $3,718,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2007 under non-cancelable operating leases extending beyond one year:

                                                                  VEHICLES AND
      YEAR ENDED MARCH 31,                     REAL PROPERTY        EQUIPMENT          TOTAL
      --------------------                     -------------        ---------          -----
      2008.................................     $      1,731       $     3,040       $  4,771
      2009.................................            1,595             2,733          4,328
      2010.................................            1,195             2,260          3,455
      2011.................................              946             1,633          2,579
      2012.................................              391             1,050          1,441


                          COLUMBUS MCKINNON CORPORATION

18.    SUMMARY FINANCIAL INFORMATION

     The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 10% Senior Secured Notes and the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

As of and for the year ended March 31, 2007:

                                                                                 NON
                                                    PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               --------------------------------------------------------------------------
 AS OF MARCH 31, 2007:
 Current assets:
      Cash....................................    $   18,366    $   (1,162)   $   31,451    $         -     $    48,655
      Trade accounts receivable and unbilled
         revenues.............................        64,849            45        47,425              -         112,319
      Inventories.............................        34,548        17,175        27,616         (2,160)         77,179
      Prepaid expenses........................         6,237         2,707         9,085              -          18,029
                                               --------------------------------------------------------------------------
         Total current assets.................       124,000        18,765       115,577         (2,160)        256,182
 Net property, plant, and equipment...........        24,662        11,508        19,061              -          55,231
 Goodwill and other intangibles, net..........        88,703        57,037        40,163              -         185,903
 Intercompany balances........................        66,971       (77,385)      (63,602)        74,016               -
 Other non-current assets.....................        93,609       194,922        29,647       (249,856)         68,322
                                               --------------------------------------------------------------------------
         Total assets.........................    $  397,945    $  204,847    $  140,846    $  (178,000)    $   565,638
                                               ==========================================================================

 Current liabilities..........................    $   36,388    $   15,376    $   48,120    $    (1,150)    $    98,734
 Long-term debt, less current portion.........       158,125             -         4,043              -         162,168
 Other non-current liabilities................        27,646        11,143        24,622              -          63,411
                                               --------------------------------------------------------------------------
         Total liabilities....................       222,159        26,519        76,785         (1,150)        324,313
 Shareholders' equity.........................       175,786       178,328        64,061       (176,850)        241,325
                                               --------------------------------------------------------------------------
         Total liabilities and shareholders'
              equity..........................    $  397,945    $  204,847    $  140,846    $  (178,000)    $   565,638
                                               ==========================================================================

 FOR THE YEAR ENDED MARCH 31, 2007:
 Net sales....................................    $  287,223    $  170,633    $  179,235    $   (47,243)    $   589,848
 Cost of products sold........................       210,020       127,691       134,985        (47,448)        425,248
                                               --------------------------------------------------------------------------
 Gross profit.................................        77,203        42,942        44,250            205         164,600
                                               --------------------------------------------------------------------------
 Selling, general and administrative expenses.        42,503        17,490        35,835              -          95,828
 Restructuring charges........................          (137)            -           270              -             133
 Amortization of intangibles..................           109             3            71              -             183
                                               --------------------------------------------------------------------------
 Income from operations.......................        34,728        25,449         8,074            205          68,456
 Interest and debt expense....................        12,154         3,948           328              -          16,430
 Other (income) and expense, net..............         4,860          (913)       (5,841)             -          (1,894)
                                               --------------------------------------------------------------------------
 Income from continuing operations  before
    income tax expense (benefit)..............        17,714        22,414        13,587            205          53,920
 Income tax expense (benefit).................         7,506         8,916         4,197            (80)         20,539
                                               --------------------------------------------------------------------------
 Income from continuous operations............        10,208        13,498         9,390            285          33,381
 Income from discontinued operations..........           704             -             -              -             704
                                               --------------------------------------------------------------------------
 Net income...................................    $   10,912    $   13,498    $    9,390    $       285     $    34,085
                                               ==========================================================================





                          COLUMBUS MCKINNON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                                NON
                                                    PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               --------------------------------------------------------------------------
 FOR THE YEAR ENDED MARCH 31, 2007:
 OPERATING ACTIVITIES:
 Cash provided (used) by operating activities.    $   41,024    $      925    $   (1,667)   $     5,213     $    45,495
 INVESTING ACTIVITIES:
 Sales of marketable securities, net..........             -             -         1,167              -           1,167
 Capital expenditures.........................        (6,319)       (1,099)       (3,235)             -         (10,653)
 Proceeds from sale of businesses  and surplus
    real estate...............................         1,906         2,970           511              -           5,387
 Proceeds from discontinued operations note
    receivable................................           704             -             -              -             704
                                               --------------------------------------------------------------------------
 Net  cash  (used)   provided   by   investing
    activities................................        (3,709)        1,871        (1,557)             -          (3,395)
 FINANCING ACTIVITIES:
 Proceeds from exercise of stock options......         2,601           (15)       13,489        (13,474)          2,601
 Net borrowings under revolving line-of-credit
    agreements................................             -             -         3,045              -           3,045
 (Repayment) borrowing of debt................       (49,522)            -         3,558              -         (45,964)
 Deferred financing costs incurred............          (449)            -             -              -            (449)
 Dividends paid...............................             -        (2,324)       (5,937)         8,261               -
 Other........................................           890             -             -              -             890
                                               --------------------------------------------------------------------------
 Net cash (used) provided by financing
    activities................................       (46,480)       (2,339)       14,155         (5,213)        (39,877)
 EFFECT OF EXCHANGE RATE CHANGES ON CASH......             -          (158)          992              -             834
                                               --------------------------------------------------------------------------
 Net change in cash and cash equivalents......        (9,165)          299        11,923              -           3,057
 Cash and cash equivalents at
    beginning of year.........................        27,531        (1,461)       19,528              -          45,598
                                               --------------------------------------------------------------------------
 Cash and cash equivalents at end of year.....    $   18,366    $   (1,162)   $   31,451    $         -     $    48,655
                                               ==========================================================================



As of and for the year ended March 31, 2006:

 AS OF MARCH 31, 2006:
 Current assets:
      Cash....................................    $   27,531    $   (1,461)   $   19,528    $         -     $    45,598
      Trade accounts receivable and unbilled
         revenues.............................        60,808           157        46,822              -         107,787
      Inventories.............................        32,708        18,177        26,325         (2,365)         74,845
      Prepaid expenses........................         4,777         1,446         8,903            550          15,676
                                               --------------------------------------------------------------------------
         Total current assets.................       125,824        18,319       101,578         (1,815)        243,906
 Net property, plant, and equipment...........        24,651        11,703        18,778              -          55,132
 Goodwill and other intangibles, net..........        89,808        58,036        39,483              -         187,327
 Intercompany balances........................        92,325       (93,637)      (73,697)        75,009               -
 Other non-current assets.....................        96,548       197,328        25,939       (240,136)         79,679
                                               --------------------------------------------------------------------------
         Total assets.........................    $  429,156    $  191,749    $  112,081    $  (166,942)    $   566,044
                                               ==========================================================================

 Current liabilities..........................    $   48,146    $   15,368    $   43,306    $       473     $   107,293
 Long-term debt, less current portion.........       203,384             -           457              -         203,841
 Other non-current liabilities................        16,305         8,676        25,508              -          50,489
                                               --------------------------------------------------------------------------
         Total liabilities....................       267,835        24,044        69,271            473         361,623
 Shareholders' equity.........................       161,321       167,705        42,810       (167,415)        204,421
                                               --------------------------------------------------------------------------
         Total liabilities and shareholders'
              equity..........................    $  429,156    $  191,749    $  112,081    $  (166,942)    $   566,044
                                               ==========================================================================



                          COLUMBUS MCKINNON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                                                                                 NON
                                                    PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               --------------------------------------------------------------------------
 FOR THE YEAR ENDED MARCH 31, 2006:
 Net sales....................................    $  268,570    $  152,181    $  163,787    $   (28,531)    $   556,007
 Cost of products sold........................       200,639       114,042       120,842        (27,138)        408,385
                                               --------------------------------------------------------------------------
 Gross profit.................................        67,931        38,139        42,945         (1,393)        147,622
                                               --------------------------------------------------------------------------
 Selling, general and administrative expenses.        40,811        16,003        31,081              -          87,895
 Restructuring charges........................         1,635             -           (26)             -           1,609
 Amortization of intangibles..................           179             3            67              -             249
                                               --------------------------------------------------------------------------
 Income from operations.......................        25,306        22,133        11,823         (1,393)         57,869
 Interest and debt expense....................        19,558         4,876           233              -          24,667
 Other (income) and expense, net..............         8,055            20        (3,027)             -           5,048
                                               --------------------------------------------------------------------------
 (Loss)  income  from  continuing   operations
    before income tax (benefit) expense.......        (2,307)       17,237        14,617         (1,393)         28,154
 Income tax (benefit) expense.................       (37,950)        2,912         4,263           (171)        (30,946)
                                               --------------------------------------------------------------------------
 Income from continuous operations............        35,643        14,325        10,354         (1,222)         59,100
 Income from discontinued operations..........           696             -             -              -             696
                                               --------------------------------------------------------------------------
 Net income...................................    $   36,339    $   14,325    $   10,354    $    (1,222)    $    59,796
                                               ==========================================================================



 FOR THE YEAR ENDED MARCH 31, 2006:
 OPERATING ACTIVITIES:
 Cash provided by operating activities........    $   26,358    $    8,418    $   11,587    $         -     $    46,363
 INVESTING ACTIVITIES:
 Purchases of marketable securities, net......             -             -          (888)             -            (888)
 Capital expenditures.........................        (4,759)         (800)       (2,871)             -          (8,430)
 Proceeds from sale of businesses  and surplus
    real estate...............................             -           468         1,623              -           2,091
 Proceeds from discontinued operations note
    receivable................................           857             -             -              -             857
                                               --------------------------------------------------------------------------
 Net cash used by investing activities........        (3,902)         (332)       (2,136)             -          (6,370)
 FINANCING ACTIVITIES:
 Proceeds from issuance of common stock.......        56,619             -             -              -          56,619
 Proceeds from exercise of stock options......         7,149             -             -              -           7,149
 Net borrowings under revolving line-of-credit
    agreements................................           240             -         1,121              -           1,361
 Repayment of debt............................      (204,832)            -          (335)             -        (205,167)
 Proceeds from issuance of long-term debt.....       136,000             -             -              -         136,000
 Deferred financing costs incurred............        (2,877)            -             -              -          (2,877)
 Dividends paid...............................         9,067        (8,854)         (213)             -               -
 Other........................................         2,712             -             -              -           2,712
                                               --------------------------------------------------------------------------
 Net cash provided (used) by financing
    activities................................         4,078        (8,854)          573              -          (4,203)
 EFFECT OF EXCHANGE RATE CHANGES ON CASH......             -             4           325              -             329
                                               --------------------------------------------------------------------------
 Net change in cash and cash equivalents......        26,534          (764)       10,349              -          36,119
 Cash and cash equivalents at
    beginning of year.........................           997          (697)        9,179              -           9,479
                                               --------------------------------------------------------------------------
 Cash and cash equivalents at end of year.....    $   27,531    $   (1,461)   $   19,528    $         -     $    45,598
                                               ==========================================================================




                          COLUMBUS MCKINNON CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

For the year ended March 31, 2005:

                                                                                 NON
                                                    PARENT      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                               --------------------------------------------------------------------------
 FOR THE YEAR ENDED MARCH 31, 2005:
 Net sales....................................    $  245,166    $  141,324    $  151,741    $   (23,479)    $   514,752
 Cost of products sold........................       188,499       110,455       113,369        (23,479)        388,844
                                               --------------------------------------------------------------------------
 Gross profit.................................        56,667        30,869        38,372              -         125,908
                                               --------------------------------------------------------------------------
 Selling, general and administrative expenses.        34,290        18,957        30,774              -          84,021
 Restructuring charges........................           782             -           128              -             910
 Amortization of intangibles..................           242             3            67              -             312
                                               --------------------------------------------------------------------------
 Income from operations.......................        21,353        11,909         7,403              -          40,665
 Interest and debt expense....................        23,916         3,378           326              -          27,620
 Other income, net............................        (1,562)       (2,560)       (1,096)             -          (5,218)
                                               --------------------------------------------------------------------------
 (Loss)  income  from  continuing   operations
    before income tax (benefit) expense.......        (1,001)       11,091         8,173              -          18,263
 Income tax (benefit) expense.................        (1,424)        1,487         2,133              -           2,196
 Income from continuous operations............           423         9,604         6,040              -          16,067
 Income from discontinued operations..........           643             -             -              -             643
                                               --------------------------------------------------------------------------
 Net income...................................    $    1,066    $    9,604    $    6,040    $         -     $    16,710
                                               ==========================================================================





 FOR THE YEAR ENDED MARCH 31, 2005:
 OPERATING ACTIVITIES:
 Cash (used in) provided by operating
    activities................................    $  (54,146)   $   64,479    $    6,828    $         -     $    17,161
 INVESTING ACTIVITIES:
 Proceeds from marketable securities, net.....           705             -           609              -           1,314
 Capital expenditures.........................        (3,718)         (610)       (1,597)             -          (5,925)
 Proceeds from sale of businesses  and surplus
    real estate...............................         3,439         3,303             -              -           6,742
 Net assets held for sale.....................             -           375             -              -             375
 Proceeds from discontinued operations note
    receivable................................           643             -             -              -             643
                                               --------------------------------------------------------------------------
 Net  cash   provided   (used)  by   investing
    activities................................         1,069         3,068          (988)             -           3,149
 FINANCING ACTIVITIES:
 Proceeds from exercise of stock options......           428             -             -              -             428
 Net payments under revolving line-of-credit
    agreements................................          (219)            -          (904)             -          (1,123)
 Repayment of debt............................       (21,666)            -           (79)             -         (21,745)
 Deferred financing costs incurred............           (24)            -             -              -             (24)
 Dividends paid...............................        68,168       (68,000)         (168)             -               -
 Other........................................           562             -             -              -             562
                                               --------------------------------------------------------------------------
 Net cash provided (used) by financing
    activities................................        47,249       (68,000)       (1,151)             -         (21,902)
 EFFECT OF EXCHANGE RATE CHANGES ON CASH......          (134)           85            19              -             (30)
                                               --------------------------------------------------------------------------
 Net change in cash and cash equivalents......        (5,962)         (368)        4,708              -          (1,622)
 Cash and cash equivalents at
    beginning of year.........................         6,981          (329)        4,449              -          11,101
                                               --------------------------------------------------------------------------
 Cash and cash equivalents at end of year.....    $    1,019    $     (697)   $    9,157    $         -     $     9,479
                                               ==========================================================================

                          COLUMBUS MCKINNON CORPORATION

19.    BUSINESS SEGMENT INFORMATION

     As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company's Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. The Solutions segment sells engineered material handling systems such as conveyors and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on the operating earnings of the respective business units.

     Segment  information as of and for the years ended March 31, 2007, 2006 and
2005 is as follows:
                                                                         -------------------------------------------------
                                                                                      YEAR ENDED MARCH 31, 2007
                                                                         -------------------------------------------------
                                                                               PRODUCTS         SOLUTIONS        TOTAL
 Sales to external customers............................................      $  527,089        $  62,759      $ 589,848
 Income (loss) from operations..........................................          71,478           (3,022)        68,456
 Depreciation and amortization..........................................           7,431              858          8,289
 Total assets...........................................................         526,660           38,978        565,638
 Capital expenditures...................................................          10,399              254         10,653


                                                                         -------------------------------------------------
                                                                                      YEAR ENDED MARCH 31, 2006
                                                                         -------------------------------------------------
                                                                               PRODUCTS         SOLUTIONS        TOTAL
 Sales to external customers............................................      $  493,896        $  62,111      $ 556,007
 Income from operations.................................................          55,849            2,020         57,869
 Depreciation and amortization..........................................           7,805            1,019          8,824
 Total assets...........................................................         530,600           35,444        566,044
 Capital expenditures...................................................           7,931              499          8,430

                                                                         -------------------------------------------------
                                                                                      YEAR ENDED MARCH 31, 2005
                                                                         -------------------------------------------------
                                                                               PRODUCTS         SOLUTIONS        TOTAL
 Sales to external customers............................................      $  453,105        $  61,647      $ 514,752
 Income from operations.................................................          39,392            1,273         40,665
 Depreciation and amortization..........................................           8,092            1,079          9,171
 Total assets...........................................................         449,284           31,587        480,871
 Capital expenditures...................................................           4,203            1,722          5,925


                          COLUMBUS MCKINNON CORPORATION


     Financial  information  relating to the Company's  operations by geographic area is as follows:
                                                                         -------------------------------------------------
                                                                                      YEAR ENDED MARCH 31,
                                                                         -------------------------------------------------
                                                                                 2007            2006            2005
                                                                                 ----            ----            ----
 NET SALES:
 United States..........................................................    $    424,696    $    394,657    $    360,917
 Europe.................................................................         121,908         112,868         108,717
 Canada                                                                           26,757          30,492          28,778
 Other..................................................................          16,487          17,990          16,340
                                                                         -------------------------------------------------
 Total..................................................................    $    589,848    $    556,007    $    514,752
                                                                         =================================================

                                                                         -------------------------------------------------
                                                                                      YEAR ENDED MARCH 31,
                                                                         -------------------------------------------------
                                                                                 2007            2006            2005
                                                                                 ----            ----            ----
 TOTAL ASSETS:
 United States..........................................................    $    394,923    $    411,199    $    341,645
 Europe.................................................................         143,712         123,694         115,241
 Canada.................................................................          15,222          20,444          17,442
 Other..................................................................          11,781          10,707           6,543
                                                                         -------------------------------------------------
 Total..................................................................    $    565,638    $    566,044    $    480,871
                                                                         =================================================

                                                                         -------------------------------------------------
                                                                                      YEAR ENDED MARCH 31,
                                                                         -------------------------------------------------
                                                                                 2007            2006            2005
                                                                                 ----            ----            ----
 LONG-LIVED ASSETS:
 United States..........................................................    $    182,160    $    184,448    $    185,518
 Europe.................................................................          55,444          53,357          54,181
 Canada.................................................................               -           1,869           2,672
 Other..................................................................           3,530           2,785           2,151
                                                                         -------------------------------------------------
 Total..................................................................    $    241,134    $    242,459    $    244,522
                                                                         =================================================



     Sales by major product group are as follows:

                                                                         -------------------------------------------------
                                                                                      YEAR ENDED MARCH 31,
                                                                         -------------------------------------------------
                                                                                 2007            2006            2005
                                                                                 ----            ----            ----
 Hoists.................................................................    $    284,494    $    258,082    $    227,789
 Chain and forged attachments...........................................         134,850         134,301         127,300
 Industrial cranes......................................................          67,003          61,967          62,468
 Other..................................................................         103,501         101,657          97,195
                                                                         -------------------------------------------------
 Total..................................................................    $    589,848    $    556,007    $    514,752
                                                                         =================================================

                          COLUMBUS MCKINNON CORPORATION

20.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Below is selected quarterly financial data for fiscal 2007 and 2006:


                                           ----------------------------------------------------------------
                                                                 THREE MONTHS ENDED
                                           ----------------------------------------------------------------
                                                  JULY 2,         OCTOBER 1,     DECEMBER 31,    MARCH 31,
                                                   2006             2006            2006           2007
                                                   ----             ----            ----           ----
 Net sales................................   $    146,694    $     144,225   $     142,044    $   156,885
 Gross profit.............................         42,283           39,017          38,623         44,677
 Income from operations...................         17,780           16,104          14,896         19,676
 Net income...............................   $      5,572    $       8,314   $       9,126    $    11,073
                                           ================================================================


 Net income per share - basic.............   $       0.30    $        0.45   $        0.49    $      0.60
                                           ================================================================
 Net income per share - diluted...........   $       0.29    $        0.44   $        0.48    $      0.58
                                           ================================================================

     Results  include  pre-tax  losses  on  early   extinguishment  of  debt  of
$4,583,000,  $359,000 and $246,000 for the quarters ended July 2, 2006, December
31, 2006 and March 31, 2007 respectively.

                                           ----------------------------------------------------------------
                                                                 THREE MONTHS ENDED
                                           ----------------------------------------------------------------
                                                  JULY 3,         OCTOBER 2,      JANUARY 1,     MARCH 31,
                                                   2005             2005            2006           2006
                                                   ----             ----            ----           ----
 Net sales................................   $    140,877    $     134,712   $     133,322    $   147,096
 Gross profit.............................         36,543           35,158          34,931         40,990
 Income from operations...................         14,622           13,267          13,114         16,866
 Net income...............................   $      7,322    $       3,263   $       1,413    $    47,798
                                           ================================================================


 Net income per share - basic.............   $       0.50    $        0.22   $        0.09    $      2.63
                                           ================================================================

 Net income per share - diluted...........   $       0.49    $        0.21   $        0.08    $      2.53
                                           ================================================================


     Results  include  pre-tax  losses  on  early   extinguishment  of  debt  of
$3,341,000,  $4,950,000  and $920,000 for the  quarters  ended  October 2, 2005,
January 1, 2006 and March 31, 2006 respectively.

     Net income includes tax benefit due to the reversal of a valuation allowance of $38,571,000 for the quarter ended March 31, 2006.

                          COLUMBUS MCKINNON CORPORATION

21.    ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of accumulated other comprehensive loss are as follows:

                                                                                    --------------------------------
                                                                                                MARCH 31,
                                                                                    --------------------------------
                                                                                           2007           2006
                                                                                    --------------------------------
      Net unrealized investment gains - net of tax.................................   $        22    $     1,891
      Adjustment to pension liability- net of tax..................................       (18,606)       (17,107)
      Adjustment to other postretirement obligations - net of tax..................        (3,083)             -
      Foreign currency translation adjustment......................................         6,330          2,237
                                                                                    --------------------------------
      Accumulated other comprehensive loss.........................................   $   (15,337)      $(12,979)
                                                                                    ================================

     The adjustment to pension liability in fiscal 2007 includes an adjustment of $(7,257,000), net of tax, and the adjustment to other postretirement obligations includes an adjustment of $(3,083,000), net of tax, relating to the initial adoption of SFAS No. 158. Refer to Note 11.

     The deferred taxes associated with the items included in accumulated other comprehensive loss were $14,102,000 and $9,486,000 for 2007 and 2006, respectively. As a result of the recording of a deferred tax asset valuation allowance in fiscal 2005, the Company recorded as an offsetting entry a $534,000 charge in the minimum pension liability component of other comprehensive income. With the reversal of that valuation allowance in fiscal 2006 (see Note 16), the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the statement of operations. This is in accordance with FASB
Statement No. 109, "Accounting for Income Taxes," even though the valuation allowance was initially established by a charge against comprehensive income. This amount will remain indefinitely as a component of minimum pension liability adjustment.

     The activity by year related to investments, including reclassification adjustments for activity included in earnings is as follows (all items shown net of tax):

                                                                         -------------------------------------------
                                                                                   YEAR ENDED MARCH 31,
                                                                         -------------------------------------------
                                                                                2007          2006          2005
                                                                         -------------------------------------------
      Net unrealized investment gains at beginning of year..............   $     1,891   $     1,233   $     1,364
         Unrealized holdings gains arising during the period............         2,491         1,591           328
         Reclassification adjustments for (gains)
           included in earnings.........................................        (4,360)         (933)         (459)
                                                                         -------------------------------------------
      Net change in unrealized gains on investments.....................        (1,869)          658          (131)
                                                                         -------------------------------------------
      Net unrealized investment gains at end of year....................   $        22   $     1,891   $     1,233
                                                                         ===========================================


                          COLUMBUS MCKINNON CORPORATION

22.     EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes". FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Company no later than April 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in the Company's tax returns. The Company is required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings as of April 1, 2007. FIN 48 was effective beginning in fiscal 2008 and did not have a material impact on the Company's consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's consolidated financial position and results of operations.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. We adopted all of the required provisions of Statement 158 in fiscal 2007 as discussed in footnote 11. This statement also requires an entity to measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employers' fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this requirement to have a material impact on the Company's consolidated financial statements.


                          COLUMBUS MCKINNON CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                          MARCH 31, 2007, 2006 AND 2005
                              DOLLARS IN THOUSANDS

                                                                      ADDITIONS
                                                              ---------------------------
                                                  BALANCE AT    CHARGED TO    CHARGED TO                        BALANCE AT
                                                   BEGINNING     COSTS AND      OTHER                             END OF
                   DESCRIPTION                     OF PERIOD     EXPENSES      ACCOUNTS        DEDUCTIONS         PERIOD
 ---------------------------------------------------------------------------------------------------------------------------
 Year ended March 31, 2007: Deducted from asset accounts:
      Allowance for doubtful accounts               $  3,417      $  1,359     $      -         $  1,148  (1)     $  3,628
      Slow-moving and obsolete inventory               7,635         2,754         (240) (4)       1,306  (2)        8,843
      Deferred tax asset valuation allowance           6,301             -            -            4,237             2,064
                                                    --------      --------     --------         --------          --------
           Total                                    $ 17,353      $  4,113     $   (240)        $  6,691          $ 14,535
                                                    ========      ========     ========         ========          ========
    Reserves on balance sheet:
      Accrued general and product liability costs   $ 20,969      $  4,343     $      -         $  4,234  (3)     $ 21,078
                                                    ========      ========     ========         ========          ========

 Year ended March 31, 2006: Deducted from asset accounts:
      Allowance for doubtful accounts               $  3,015      $  1,628     $      -         $  1,226  (1)     $  3,417
      Slow-moving and obsolete inventory               6,413         2,617            -            1,395  (2)        7,635
      Deferred tax asset valuation allowance          50,538       (38,571)           -            5,666             6,301
                                                    --------      --------     --------         --------          --------
           Total                                    $ 59,966      $(34,326)    $      -         $  8,287          $ 17,353
                                                    ========      ========     ========         ========          ========
    Reserves on balance sheet:
      Accrued general and product liability costs   $ 16,094      $  7,920     $      -         $  3,045  (3)     $ 20,969
                                                    ========      ========     ========         ========          ========

 Year ended March 31, 2005: Deducted from asset accounts:
      Allowance for doubtful accounts               $  2,811      $  2,191     $      -         $  1,987  (1)     $  3,015
      Slow-moving and obsolete inventory               5,878         1,182            -              647  (2)        6,413
      Deferred tax asset valuation allowance          55,456         1,175            -            6,093            50,538
                                                    --------      --------     --------         --------          --------
           Total                                    $ 64,145      $  4,548     $      -         $  8,727          $ 59,966
                                                    ========      ========     ========         ========          ========
    Reserves on balance sheet:
      Accrued general and product liability costs   $ 15,930      $  5,780     $      -         $  5,616  (3)     $ 16,094
                                                    ========      ========     ========         ========          ========

--------
(1) Uncollectible accounts written off, net of recoveries
(2) Obsolete inventory disposals
(3) Insurance claims and expenses paid
(4) Reserves at date of disposal of subsidiary


ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURES
                  -------------------------
      None.


ITEM 9A.          CONTROLS AND PROCEDURES
                  -----------------------

     MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007. There were no changes in our internal controls or in other factors during our fourth quarter ended March 31, 2007.

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2007.

     Management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Columbus McKinnon Corporation maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Columbus McKinnon Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Columbus McKinnon Corporation maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Columbus McKinnon Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbus McKinnon Corporation and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2007 of Columbus McKinnon Corporation and subsidiaries, and our report dated May 25, 2007 expressed an unqualified opinion thereon.

                                               /s/ Ernst & Young LLP

Buffalo, New York
May 25, 2007




ITEM 9B.          OTHER INFORMATION
                  -----------------
     None.


                                    PART III
                                    --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  --------------------------------------------------

     The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2007 and upon the filing of such Proxy Statement, is incorporated by reference herein.

     The charters of our Audit Committee, Compensation Committee, Nomination/Succession Committee and Governance Committee are available on our website at WWW.CMWORKS.COM and are available to any shareholder upon request to the Corporate Secretary. The information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.

     We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer, as well as our directors. Our code of ethics, the Columbus McKinnon Corporation Legal Compliance & Business Ethics Manual, is available on our website at WWW.CMWORKS.COM. We intend to disclose any amendment to, or waiver from, the code of ethics that applies to our principal executive officer, principal financial officer or principal accounting officer otherwise required to be disclosed under Item 10 of Form 8-K by posting such amendment or waiver, as applicable, on our website.


ITEM 11.          EXECUTIVE COMPENSATION
                  ----------------------

     The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2007 and upon the filing of such Proxy Statement, is incorporated by reference herein.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

     The information regarding Security Ownership of Certain Beneficial Owners and Management will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2007 and upon the filing of such Proxy Statement, is incorporated by reference herein.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

     The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2007 and upon the filing of such Proxy Statement, is incorporated by reference herein.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES
                  --------------------------------------

     The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2007 and upon the filing of such Proxy Statement, is incorporated by reference herein.


                                     PART IV
                                     -------


ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
                  ------------------------------------------

(1)  FINANCIAL STATEMENTS:
     ---------------------

     The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

     REFERENCE                                                                                             PAGE NO.
     ---------                                                                                             --------
      Report of Independent Registered Public Accounting Firm                                              F-2

      Consolidated balance sheets - March 31, 2007 and 2006                                                F-3

      Consolidated statements of operations - Years ended March 31, 2007, 2006 and 2005                    F-4

      Consolidated statements of shareholders' equity - Years ended March 31, 2007, 2006 and 2005          F-5

      Consolidated statements of cash flows - Years ended March 31, 2007, 2006 and 2005                    F-6

      Notes to consolidated financial statements                                                           F-7 to F-38


(2)  FINANCIAL STATEMENT SCHEDULE:                                                                         PAGE NO.
     -----------------------------                                                                         --------
          Schedule II - Valuation and qualifying accounts                                                  F-39

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


(3)  EXHIBITS:
     ---------

  EXHIBIT
   NUMBER                             EXHIBIT
   ------                             -------

     3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

     3.2 Amended By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated May 17,
          1999).

     4.1 Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995.)

     4.2  First  Amendment  and  Restatement  of Rights  Agreement,  dated as of
          October 1, 1998, between Columbus McKinnon Corporation and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

     4.3 Indenture, dated as of March 31, 1998, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and State Street Bank and Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 9, 1998).

     4.4 Supplemental Indenture among LICO, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc., Mechanical Products, Inc., Minitec Corporation and State Street Bank and Trust Company, N.A., as trustee, dated March 31, 1998 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on form 8-K dated April 9, 1998).

     4.5 Second Supplemental Indenture among Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc. LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of February 12, 1999 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     4.6 Third Supplemental Indenture among G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of March 1, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

     4.7 Fourth Supplemental Indenture among Washington Equipment Company, G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on form 10-Q for the quarterly period ended October 3, 1999).

     4.8 Fifth Supplemental Indenture among Columbus McKinnon Corporation, Crane Equipment & Service, Inc., Automatic Systems, Inc., LICO Steel, Inc., Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of April 4, 2002 (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

     4.9 Sixth Supplemental Indenture among Columbus McKinnon Corporation, Audubon West, Inc., Crane Equipment & Service, Inc., LICO Steel, Inc., Yale Industrial Products, Inc., Audubon Europe S.a.r.l. and State Street Bank and Trust Company, N.A., as trustee, dated as of August 5, 2002 (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

    4.10 Seventh Supplemental Indenture among Columbus McKinnon Corporation, Crane Equipment & Service, Inc., Yale Industrial Products, Inc., Audubon Europe S.a.r.l. and U.S. Bank National Trust Association, as trustee, dated as of August 30, 2005 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2005).

    4.11 Indenture, dated as of July 22, 2003, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

    4.12 First Supplemental Indenture, dated as of September 19, 2003, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to the Company's Registration Statement No. 333-109730 on Form S-4/A dated November 7, 2003).

    4.13 Indenture among Columbus McKinnon Corporation, Audubon Europe S.a.r.l., Crane Equipment & Service, Inc., Yale Industrial Products, Inc.. and U.S. Bank National Association., as trustee, dated as of September 2, 2005 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement No. 33-129142 on Form S-3 dated October 19, 2005).

    4.14 Registration Rights Agreement among Columbus McKinnon Corporation, Audubon Europe S.a.r.l., Crane Equipment & Service, Inc., Yale Industrial Products, Inc., and Credit Suisse First Boston LLC, acting on behalf of itself and as Representative of the Initial Purchasers, dated as of September 2, 2005 (incorporated by reference to Exhibit
          4.6 to the Company's Registration Statement No. 33-129142 on Form S-3 dated October 19, 2005).

    10.1 Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 2, 1995 (incorporated by reference to Exhibit
          10.6 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

   #10.2 Columbus McKinnon Corporation Employee Stock Ownership Plan Restatement Effective April 1, 1989 (incorporated by reference to
          Exhibit 10.23 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

   #10.3  Amendment No. 1 to the Columbus  McKinnon  Corporation  Employee Stock
          Ownership Plan as Amended and Restated as of April 1, 1989, dated March 2, 1995 (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

   #10.4 Amendment No. 2 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated October 17, 1995 (incorporated by reference to
          Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

   #10.5 Amendment No. 3 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated March 27, 1996 (incorporated by reference to
          Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

   #10.6  Amendment No. 4 of the Columbus  McKinnon  Corporation  Employee Stock
          Ownership Plan as Amended and Restated as of April 1, 1989, dated September 30, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

   #10.7  Amendment No. 5 to the Columbus  McKinnon  Corporation  Employee Stock
          Ownership Plan as Amended and Restated as of April 1, 1989, dated August 28, 1997 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

   #10.8 Amendment No. 6 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated June 24, 1998 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

   #10.9  Amendment No. 7 to the Columbus  McKinnon  Corporation  Employee Stock
          Ownership Plan as Amended and Restated as of April 1, 1989, dated April 30, 2000 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

  #10.10  Amendment No. 8 to the Columbus  McKinnon  Corporation  Employee Stock
          Ownership Plan as Amended and Restated as of April 1, 1989, dated March 26, 2002 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

  #10.11  Amendment No. 9 to the Columbus  McKinnon  Corporation  Employee Stock
          Ownership Plan as Amended and Restated as of April 1, 1989, dated March 27, 2003 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

  #10.12 Amendment No. 10 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated February 28, 2004 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

  #10.13 Amendment No. 11 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated December 19, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

  #10.14 Amendment No. 12 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 17, 2005 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

  #10.15 Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement, dated April 1, 1987 (incorporated by reference to Exhibit
          10.25 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

  #10.16 Amendment No. 1 to the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement (formerly known as the Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement) effective November 1, 1988 (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

  #10.17 Amendment and Restatement of Columbus McKinnon Corporation 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit
          10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

  #10.18 Second Amendment to the Columbus McKinnon Corporation 1995 Incentive Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

  #10.19 Columbus McKinnon Corporation Restricted Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21,
          1995).

  #10.20 Second Amendment to the Columbus McKinnon Corporation Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

  #10.21 Amendment and Restatement of Columbus McKinnon Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit
          10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

  #10.22 Columbus McKinnon Corporation Thrift [401(k)] Plan 1989 Restatement Effective January 1, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

  #10.23 Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

  #10.24 Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401 (k)] Plan, dated June 1, 2000 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

  #10.25 Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401 (k)] Plan, dated March 26, 2002 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

  #10.26 Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 10, 2002 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

  #10.27 Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

  #10.28 Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 22, 2003 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

  #10.29 Amendment No. 7 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated April 14, 2004 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

  #10.30 Amendment No. 8 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 19, 2003 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

  #10.31 Amendment No. 9 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 16, 2004 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

  #10.32 Amendment No. 10 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated July 12, 2004 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2004).

  #10.33 Amendment No. 11 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 31, 2005 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

  #10.34 Amendment No. 12 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 27, 2005 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

 *#10.35 Amendment No. 13 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 21, 2006.

  #10.36 Columbus McKinnon Corporation Thrift 401(k) Plan Trust Agreement Restatement Effective August 9, 1994 (incorporated by reference to
          Exhibit 10.32 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

  #10.37 Columbus McKinnon Corporation Monthly Retirement Benefit Plan Restatement Effective April 1, 1998 (incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

  #10.38 Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

  #10.39 Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated May 26, 1999 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

  #10.40 Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 26, 2002 (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

  #10.41 Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

  #10.42 Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated February 28, 2004 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

  #10.43 Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 17, 2005 (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

  #10.44 Amendment No. 7 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 28, 2005 (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

  #10.45 Amendment No. 8 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006).

  #10.46 Columbus McKinnon Corporation Monthly Retirement Benefit Plan Trust Agreement Effective as of April 1, 1987 (incorporated by reference to
          Exhibit 10.34 to the Company's Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

  #10.47 Form of Change in Control Agreement as entered into between Columbus McKinnon Corporation and each of Timothy T. Tevens, Derwin R. Gilbreath, Karen L. Howard, Joseph J. Owen, Richard A. Steinberg, and Timothy R. Harvey, (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended March, 31, 1998).

 *#10.48  Employment agreement with Wolfgang Wegener dated December 31, 1996.

   10.49 Intercreditor Agreement dated as of July 22, 2003 among Columbus McKinnon Corporation, the subsidiary guarantors as listed thereon, Fleet Capital Corporation, as Credit Agent, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

   10.50 Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004, among Columbus McKinnon Corporation, as Borrower, Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors Named Herein, the Lenders Party Hereto From Time to Time, Fleet Capital Corporation, as Administrative Agent, Fleet National Bank, as Issuing Lender, Congress Financial Corporation (Central), Syndication Agent, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Documentation Agent, and Fleet Securities, Inc., as Arranger (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

  #10.51 Columbus McKinnon Corporation Corporate Management Variable Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2004).

  #10.52 Columbus McKinnon Corporation 2006 Long Term Incentive Plan (incorporated by reference to Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

  #10.53 Columbus McKinnon Corporation Executive Management Variable Compensation Plan (incorporated by reference to Appendix B to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

   10.54 First Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004, among Columbus McKinnon Corporation, as Borrower, Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors

          From Time to Time Party Thereto, the Lenders From Time to Time Party Thereto, Bank of America, N.A. as Administrative Agent for such Lenders and as Issuing Lender dated April 29, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 29, 2005).

   10.55 Second amendment, dated as of August 5, 2005, to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004 (as amended by that certain First Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of April 29, 2005, and as further modified and supplemented and in effect from time to time, the "Credit Agreement"), among Columbus McKinnon Corporation, a corporation organized under the laws of New York (the "Borrower"), Larco Industrial Services Ltd., a business corporation organized under the laws of the Province of Ontario, Columbus McKinnon Limited, a business corporation organized under the laws of Canada, the Guarantors from time to time party thereto, the Lenders from time to time party thereto (collectively, the "Lenders"), Bank of America, N.A., as Administrative Agent for such Lenders (the "Agent") and as Issuing Lender (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated October 2, 2005).

   10.56 Third amendment, dated as of August 22, 2005, to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004 (as amended by that certain First Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of April 29, 2005, by that certain Second Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of August 5, 2005, and as further modified and supplemented and in effect from time to time, the "Credit Agreement"), among Columbus McKinnon Corporation, a corporation organized under the laws of New York (the "Borrower"), Larco Industrial Services Ltd., a business corporation organized under the laws of the Province of Ontario, Columbus McKinnon Limited, a business corporation organized under the laws of Canada, the Guarantors from time to time party thereto, the Lenders from time to time party thereto (collectively, the "Lenders"), Bank of America, N.A., as Administrative Agent for such Lenders (the "Agent") and as Issuing Lender (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated October 2, 2005).

   10.57 Fourth amendment, dated as of October 17, 2005, to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004, and amended by that certain First Amendment to the Credit Agreement, dated as of April 29, 2005, and by that certain Second Amendment to the Credit Agreement, dated as of August 5, 2005, and by that certain Third Amendment to the Credit Agreement, dated as of August 22, 2005 (as further amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among Columbus McKinnon Corporation (the "Borrower"), Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors named therein, the lending institutions party thereto, and Bank of America, N.A., as Administrative Agent and Issuing Lender. Capitalized terms used herein and not defined herein shall have the meanings ascribed thereto in the Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated October 2, 2005).

   10.58 Third Amended and Restated Credit and Security Agreement, dated as of March 16, 2006 among Columbus McKinnon Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent and Issuing Lender, and Other Lenders Party Hereto, and Bank of America Securities LLC, as Arranger (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

  *10.59 First amendment, dated as of January 8, 2007 to that certain Third Amended and Restated Credit and Security Agreement, dated as of March 16, 2006 among Columbus McKinnon Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent and Issuing Lender, and Other Lenders Party Hereto, and Bank of America Securities LLC, as Arranger.

   *21.1  Subsidiaries of the Registrant.

   *23.1  Consent of Independent Registered Public Accounting Firm.

   *31.1 Certification of the principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

   *31.2 Certification of the principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

   *32.1 Certification of the principal executive officer and the principal financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350, as adopted by pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The information contained in this exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement foiled by the Registrant under the Securities Act of 1933, as amended.

-----------------
   *  Filed herewith
   #  Indicates a Management contract or compensation plan or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 31, 2007

                                       COLUMBUS MCKINNON CORPORATION

                                       By: /S/  TIMOTHY T. TEVENS
                                           -------------------------
                                           Timothy T. Tevens
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                        TITLE                                     DATE
                 ---------                                        -----                                     ----

    /S/    TIMOTHY T. TEVENS                   President, Chief Executive Officer and                   May 31, 2007
------------------------------------               Director (PRINCIPAL EXECUTIVE OFFICER)
    TIMOTHY T. TEVENS


    /S/   KAREN L. HOWARD                      Vice President - Finance and Chief                       May 31, 2007
------------------------------------               Financial Officer
    KAREN L. HOWARD                                (PRINCIPAL FINANCIAL OFFICER AND
                                                   PRINCIPAL ACCOUNTING OFFICER)

    /S/   ERNEST R. VEREBELYI                  Chairman of the Board of Directors                       May 31, 2007
------------------------------------
    ERNEST R. VEREBELYI


                                               Director                                                 May 31, 2007
------------------------------------
    CARLOS PASCUAL


    /S/   RICHARD H. FLEMING                   Director                                                 May 31, 2007
------------------------------------
    RICHARD H. FLEMING


    /S/   NICHOLAS T. PINCHUK                  Director                                                 May 31, 2007
------------------------------------

    NICHOLAS T. PINCHUK

    /S/   WALLACE W. CREEK                     Director                                                 May 31, 2007
------------------------------------
    WALLACE W. CREEK


    /S/   LINDA A. GOODSPEED                   Director                                                 May 31, 2007
------------------------------------
    LINDA A. GOODSPEED


    /S/   STEPHEN RABINOWITZ                   Director                                                 May 31, 2007
------------------------------------
    STEPHEN RABINOWITZ
