Form 10-K
period 2008-03-31
AUDUBON EUROPE S A R L; CRANE EQUIPMENT & SERVICE INC; YALE INDUSTRIAL PRODUCTS INC; COLUMBUS MCKINNON CORP
filed 2008-05-30
CIK 1263401, 1263400, 1062624, 1005229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended March 31, 2008

Commission file number 0-27618
_________________

COLUMBUS McKINNON CORPORATION
(Exact name of Registrant as specified in its charter)

New York	16-0547600
(State of Incorporation)	(I.R.S. Employer Identification Number)

140 John James Audubon Parkway
Amherst, New York 14228-1197
(Address of principal executive offices, including zip code)

(716) 689-5400
(Registrant’s telephone number, including area code)
_________________

Securities pursuant to section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value (and rights attached thereto)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐     No   ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☒.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2007 was approximately $452 million, based upon the closing price of the Company’s common shares as quoted on the Nasdaq Stock Market on such date. The number of shares of the Registrant’s common stock outstanding as of April 30, 2008 was 18,989,413 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s fiscal year ended March 31, 2008 are incorporated by reference into Part III of this report.

COLUMBUS McKINNON CORPORATION
2008 Annual Report on Form 10-K

This annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors set forth herein under “Risk Factors.” We use words like “will,”  “may,”  “should,” “plan,”  “believe,”  “expect,” “anticipate,” “intend,” “future” and other similar expressions to identify forward looking statements.  These forward looking statements speak only as of their respective dates and we do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated changes. Our actual operating results could differ materially from those predicted in these forward-looking statements, and any other events anticipated in the forward-looking statements may not actually occur.

PART I

Item 1.	Business

General

We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and component parts serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. We are the U.S. market leader in hoists, our principal line of products, which we believe provides us with a strategic advantage in selling our other products. We have achieved this leadership position through strategic acquisitions, our extensive, diverse and well-established distribution channels and our commitment to product innovation and quality. We have one of the most comprehensive product offerings in the industry and we believe we have more overhead hoists in use in North America than all of our competitors combined. Our brand names, including CM, Coffing, Duff-Norton, Shaw-Box and Yale, are among the most recognized and well-respected in our marketplace.

The Building of Our Business

Founded in 1875, we have grown to our current size and leadership position through organic growth and acquiring 14 businesses between 1994 and 1999. Those acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and our customer base. Our senior management has substantial experience in the acquisition and integration of businesses, aggressive cost management, efficient manufacturing techniques and global operations, all of which are critical to our long-term growth strategy. We have a proven track record of acquiring complementary businesses and product lines, integrating their activities into our organization, and aggressively managing their cost structures to improve operating efficiencies. The history of our acquisitions between 1994 and 1999 is outlined below (purchase price in millions):

Date of Acquisition	Acquired Company	Purchase Price	Products/Services
April 1999	Washington Equipment Company	$ 6.4	Overhead cranes
March 1999	GL International (2),(6)	20.6	Overhead cranes
January 1999	Camlok/Tigrip	10.6	Plate clamps, crane weighers
December 1998	Gautier	2.9	Rotary unions, swivel joints
August 1998	Abell-Howe Crane (5)	7.0	Overhead cranes
March 1998	ASI (3)	155.0	Design and manufacture of custom conveyor systems
January 1998	Univeyor	15.0	Design and manufacture of powered roller conveyor systems
December 1996	Lister (4)	7.0	Cement kiln, anchor and buoy chain
October 1996	Yale (1)	270.0	Hoists, scissor lift tables, actuators, jacks and rotary unions
November 1995	Lift-Tech	63.0	Hoists
October 1995	Endor	2.0	Hoists
January 1995	Cady Lifters	0.8	Below-the-hook lifters
December 1994	Conco	0.8	Operator controlled manipulators
February 1994	Durbin-Durco	2.4	Load securing equipment and attachments

The following is a summary of our divestitures and property sales relating to the above acquisitions which occurred between 1998 and 2007 as we focus on our core businesses and major business segments as well as reduce our operating costs.

(1)	In August 1998, we sold the Mechanical Products division of Yale.
(2)	In January 2002, we sold Handling Systems & Conveyors, Inc., a subsidiary of GL International.
(3)	In May 2002, we sold substantially all of the assets of Automatic Systems, Inc. (“ASI”) and in March 2003, we sold LICO Steel, Inc., a subsidiary of Audubon West, formerly ASI.
(4)	In February 2004, we sold the assets of the Lister Chain & Forge division.
(5)	In January 2005, we sold a Chicago area property.
(6)	In March 2007, we sold LARCO Inc., a subsidiary of Crane, Equipment, & Service, Inc.

Our Position in the Industry

The broad, global material handling industry includes the following sectors:
•	overhead material handling and lifting devices;
•	continuous materials movement;
•	wheeled handling devices;
•	pallets, containers and packaging;
•	storage equipment and shop furniture;
•	automation systems and robots; and
•	services and unbundled software.

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

Favorable Industry Trends.    The U.S. industrial economy improved since 2003 and the Eurozone industrial economy has improved since 2005.  Industrial capacity utilization is currently around 80% in both regions, generally indicative of capital expansion and favorable industrial activity.  Additionally, we monitor other leading indicators so that we can be responsive to economic conditions that could impact our markets.  Our business performance is influenced by the state of the U.S. and Eurozone industrial economies, as well as those in emerging areas.

Productivity Enhancement.   We believe employers respond to competitive pressures by seeking to maximize productivity and efficiency, among other actions. Our hoists and other lifting and positioning products allow loads to be lifted and placed quickly, precisely, with little effort and fewer people, thereby increasing productivity and reducing cycle time.

Safety Regulations and Concerns.    Driven by workplace safety regulations such as the Occupational Safety and Health Act and the Americans with Disabilities Act in the U.S., and by the general competitive need to reduce costs such as health insurance premiums and workers’ compensation expenses, employers seek safer ways to lift and position loads. Our lifting and positioning products enable these tasks to be performed with reduced risk of personal injury.

Consolidation of Suppliers.    In an effort to reduce costs and increase productivity, our customers and end-users are increasingly consolidating their suppliers. We believe that our competitive strengths will enable us to benefit from this consolidation and enhance our market share.

Our Competitive Strengths

Leading Market Positions.    We are a leading manufacturer of hoists and alloy and high strength carbon steel chain and attachments in North America.  We have developed our leading market positions over our 133-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service.  Approximately 69% of our U.S. net sales for the year ended March 31, 2008 were from product categories in which we believe we hold the number one market share. We believe that the strength of our established products and brands and our leading market positions provide us with significant competitive advantages, including preferred supplier status with a majority of our largest customers.  Our large installed base of products also provides us with a significant competitive advantage in selling our products to existing customers as well as providing repair and replacement parts.

The following table summarizes the product categories where we believe we are the U.S. market leader:

Product Category	U.S. Market Share	U.S. Market Position	Percentage of U.S. Net Sales
Powered Hoists (1)	48%	#1	27%
Manual Hoists & Trolleys (1)	59%	#1	13%
Forged Attachments (1)	40%	#1	7%
Lifting and Sling Chains (1)	64%	#1	4%
Hoist Parts (2)	60%	#1	9%
Mechanical Actuators (3)	40%	#1	4%
Tire Shredders (4)	80%	#1	3%
Jib Cranes (5)	25%	#1	2%
			69%
_____________
(1)	Market share and market position data are internal estimates derived from survey information collected and provided by our trade associations in 2007.

(2)
Market share and market position data are internal estimates based on our market shares of Powered Hoists and Manual Hoists & Trolleys, which we believe are good proxies for our Hoist Parts market share because we believe most end-users purchase Hoist Parts from the original equipment supplier.

(3)
Market share and market position data are internal estimates derived by comparison of our net sales to net sales of one of our competitors and to estimates of total market sales from a trade association in 2007.

(4)
Market share and market position data are internal estimates derived by comparing the number of our tire shredders in use and their capacity to estimates of the total number of tires shredded published by a trade association in 2007.

(5)
Market share and market position are internal estimates derived from both the number of bids we win as a percentage of the total projects for which we submit bids and from estimates of our competitors’ net sales based on their relative position in distributor catalogues in 2007.

Comprehensive Product Lines and Strong Brand Name Recognition.    We believe we offer the most comprehensive product lines in the markets we serve.  We are the only major supplier of material handling equipment offering full lines of hoists, chain and attachments.  Our capability as a full-line supplier has allowed us to (i) provide our customers with “one-stop shopping” for material handling equipment, which meets some customers’ desires to reduce the number of their supply relationships in order to lower their costs, (ii) leverage our engineering, product development and marketing costs over a larger sales base and (iii) achieve purchasing efficiencies on common materials used across our product lines.

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

Expanding International Markets.    We have significantly grown our international sales since becoming a public company in 1996.  Our international sales have grown from $34.3 million (representing 16% of total sales) in fiscal 1996 to $217.9 million (representing 35% of our total sales) during the year ended March 31, 2008.  This growth has occurred primarily in Europe, Latin America and Asia-Pacific where we have recently expanded our sales presence.  Our international business has provided us, and we believe will continue to provide us, with significant growth opportunities and new markets for our products.

Low-Cost Manufacturing with Significant Operating Leverage.    We believe we are a low-cost manufacturer and we have and will continue to generate significant operating leverage due to the initiatives summarized below.  Our operating leverage goal is for each incremental sales dollar to generate 20%-30% of operating income.

—
Rationalization and Consolidation.    We have a successful history of consolidating manufacturing facilities and optimizing warehouse utilization and location resulting in lower annual operating costs and improving our fixed-variable cost relationship.  We continue to evaluate existing operations for further opportunities.

—
Lean Manufacturing.    We have initiated Lean Manufacturing techniques, facilitating inventory reductions, a significant decline in required manufacturing floor space, a decrease in product lead time and improved productivity and on-time deliveries.  We believe continued application of lean manufacturing tools will generate benefits for many years to come.

—
International Expansion.    Our continued expansion of our manufacturing facilities in China, Mexico and Hungary provides us with another cost efficient platform to manufacture and distribute certain of our products and components.  We now operate 25 manufacturing facilities in eight countries, with 32 stand alone sales and service offices in 16 countries, and 10 stand alone warehouse facilities in five countries.

—	Purchasing Council. We continue to leverage our company-wide purchasing power through our Purchasing Council to reduce our costs and manage fluctuations in commodity pricing, including steel.

—	Selective Vertical Integration. We manufacture many of the critical parts and components used in the manufacture of our hoists and cranes, resulting in reduced costs.

Strong After-Market Sales and Support.    We believe that we retain customers and attract new customers due to our ongoing commitment to customer service and satisfaction.  We have a large installed base of hoists and chain that drives our after-market sales for components and repair parts and is a stable source of higher margin business.  We maintain strong relationships with our customers and provide prompt aftermarket service to end-users of our products through our authorized network of 16 chain repair stations and approximately 400 hoist service and repair stations.

Long History of Free Cash Flow Generation and Significant Debt Reduction.    We have consistently generated positive free cash flow (which we define as net cash provided by operating activities less capital expenditures) by continually controlling our costs, improving our working capital management, and reducing the capital intensity of our manufacturing operations.  In the past five years, we have reduced total debt by $168.4 million, from $316.3 million to $147.9 million and continued to grow our cash balance.

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

—
Leveraging Our Strong Competitive Position.    Our large, diversified, global customer base, our extensive distribution channels and our close relationships with our distributors provide us with insights into customer preferences and product requirements that allow us to anticipate and address the future needs of end-users.

—
Introducing New and Cross-Branded Products.    We continue to expand our business by developing new material handling products and services and expanding the breadth of our product lines to address material handling needs.  We have a dedicated hoist product development team and recently formed a similar group for our rigging products (chain and forged attachments).  The majority of the powered hoist products under development are guided by the Federation of European Manufacturing, or FEM, standard.  We believe these FEM hoist products, as well as other international design products will facilitate our global sales expansion strategy as well as improve our cost competitiveness against internationally made products imported into the U.S.  New product sales (as defined by new items introduced within the last three years) amounted to $89.0 million, $79.5 million, and $81.5 million in fiscal 2008, 2007, and 2006, respectively.

—
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

Continue to Grow in International Markets.    Our international sales of $217.9 million comprised 35% of our net sales for the year ended March 31, 2008, as compared to $34.3 million, or 16% of our net sales, in fiscal 1996, the year we became a public company.  We sell to distributors in over 50 countries and have our primary international manufacturing facilities in China, Mexico, Germany, Denmark, the United Kingdom, France, and Hungary.  In addition to new product introductions, we continue to expand our sales and service presence in the major and developing market areas of Europe, Asia-Pacific and Latin America including through our sales offices and warehouse facilities in Canada, various countries in Western and Eastern Europe, China, Thailand, Brazil, Uruguay, Panama and Mexico.  We intend to increase our sales by manufacturing and exporting a broader array of high quality, low-cost products and components from our facilities in Mexico, China and Hungary for distribution in Europe, Latin America and Asia-Pacific.  We have developed and are continuing to expand upon new hoist and other products in compliance with FEM standards and international designs to enhance our global distribution.

Further Reduce Our Operating Costs and Increase Manufacturing Productivity.    Our objective is to remain a low-cost producer.  We continually seek ways to reduce our operating costs and increase our manufacturing productivity including through our on-going expansion of our manufacturing capacity in low-cost regions, including Mexico, China and Hungary.  In furtherance of this objective, we have undertaken the following:

—
Implementation of Lean Manufacturing.    We continuously identify potential efficiencies in our operations through Lean Manufacturing, initiated in fiscal 2002.  Additionally, we reinvigorated our Lean initiative during fiscal 2008 to take these activities to the next level globally.

—
Rationalization of Facilities.    We have a successful history of consolidating manufacturing facilities and optimizing warehouse utilization and location resulting in lower annual operating costs and improving our fixed-variable cost relationship.  We have sufficient capacity to meet current and future demand and we periodically investigate opportunities for further facility rationalization.

—
Leveraging of Our Purchasing Power.    Our Purchasing Council was formed in fiscal 1998 to centralize and leverage our overall purchasing power and has resulted in significant savings for our company as well as management of fluctuations in commodity pricing, including steel.

Drive EPS Growth through De-leveraging.    We intend to continue our focus on cash generation for debt reduction through the following initiatives:

—
Increase Operating Cash Flow.    As a result of the execution of our strategies to control our operating costs, increase our U.S. organic growth and increase our penetration of international markets, we believe that  we will continue to realize favorable operating leverage.  Our operating leverage goal is for each incremental sales dollar to generate 20%-30% of operating income.  We believe that such operating leverage will result in increased operating cash flow available for debt reduction, as well as investment in new products and new markets, organically and via acquisitions.

—
Reduce Working Capital.    As described above, we believe that our Lean Manufacturing activities are facilitating inventory reduction, improving product lead times and increasing our productivity.  We have other initiatives underway to further improve other routine working capital components, including accounts payable, all initiatives driving toward our long-term goal of total working capital (excluding cash and debt) of 15% of latest 12 months’ revenues.  We believe our improved working capital management and increased productivity will further result in increased free cash flow.

Pursue Strategic Acquisitions and Alliances.   We intend to pursue synergistic acquisitions to complement our organic growth.  Priorities for such acquisitions include:  1) increasing international geographic penetration, particularly in the Asia-Pacific region, and 2) further broadening our offering with complementary products frequently used in conjunction with hoists.  Additionally, we continually challenge the long-term fit of underperforming businesses for potential divestiture and redeployment of capital.

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

Our Solutions segment is engaged primarily in the design, fabrication and installation of integrated workstation and facility-wide material handling systems and in the design and manufacture of tire shredders, lift tables and light-rail systems.  These products and services have historically been highly engineered, built to order and primarily sold directly to end-users for specific applications in a variety of industries.  The material handling systems business within this segment is currently undergoing the process for divestiture.

Note 19 to our consolidated financial statements included elsewhere herein provides information related to our business segments in accordance with U.S. generally accepted accounting principles.  Summary information concerning our business segments for fiscal 2008, 2007 and 2006 is set forth below.

	Fiscal Years Ended March 31,
	2008		2007		2006
	Amount	% of Total Sales	Amount	% of Total Sales	Amount	% of Total Sales
	(Dollars in millions)
Net Sales
Products	$570.0	91.4	$527.1	89.4	$493.9	88.8
Solutions	53.3	8.6	62.7	10.6	62.1	11.2
Total	$623.3	100.0	$589.8	100.0	$556.0	100.0

	Amount	% of Segment /Total Sales	Amount	% of Segment /Total Sales	Amount	% of Segment /Total Sales
Income (loss) from Operations
Products	$78.4	13.8	$71.5	13.6	$55.9	11.3
Solutions	(7.3)	(13.6)	(3.0)	(4.8)	2.0	3.2
Total	$71.1	11.4	$68.5	11.6	$57.9	10.4

Products Segment

Products

Our Products segment primarily designs, manufactures and distributes a broad range of material handling, lifting and positioning products for various applications and has total assets of approximately $560.1 million as of March 31, 2008. These products are typically manufactured for stock or assembled to order from standard components and are sold through a variety of distributors. In excess of 75% of our Products segment net sales is derived from the sale of products that we sell at a unit price of less than $5,000. In fiscal 2008, net sales of the Products segment were $570.0 million or approximately 91.4% of our net sales.  Of these sales, $391.7 million, or 68.7% were U.S. and $178.3 million, or 31.3% were international. The following table sets forth certain sales data for the products of our Products segment, expressed as a percentage of net sales of this segment for fiscal 2008 and 2007:

	Fiscal Years Ended March 31,
	2008	2007
Hoists	57%	54%
Chain	14	14
Forged attachments	11	11
Industrial cranes	11	13
Industrial components	7	8
	100%	100%

Hoists.   We manufacture a variety of electric chain hoists, electric wire rope hoists, hand-operated hoists, lever tools and air-powered balancers and hoists. Load capacities for our hoist product lines range from one-eighth of a ton to 100 tons. These products are sold under our Budgit, Chester, CM, Coffing, Little Mule, Shaw-Box, Yale and other recognized trademarks. Our hoists are sold for use in numerous general industrial applications, as well as for use in the construction, energy, mining, food services, entertainment and other markets. We also supply hoist trolleys, driven manually or by electric motors, for the industrial, consumer and OEM markets.

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

Forged Attachments.   We produce a broad line of alloy and carbon steel closed-die forged attachments, including hooks, shackles, hitch pins and master links. These forged attachments are used in chain, wire rope and textile rigging applications in a variety of industries, including transportation, mining, construction, marine, logging, petrochemical and agriculture.

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

Industrial Components.   Through our Duff-Norton division, we design and manufacture industrial components such as mechanical and electromechanical actuators and rotary unions. Actuators are linear motion devices used in a variety of industries, including the paper, steel and aerospace industries. Rotary unions are devices that transfer a liquid or gas from a fixed pipe or hose to a rotating drum, cylinder or other device. Rotary unions are used in a variety of industries including pulp and paper, printing, textile and fabric manufacturing, rubber and plastic.

Sales and Marketing

Our sales and marketing efforts in support of our Products segment consist of the following programs:

Factory-Direct Field Sales and Customer Service.   We sell our products through our sales force of more than 125 salespersons and through independent sales agents worldwide. Our sales are further supported by approximately 400 company-trained customer service correspondents and sales application engineers. We compensate our sales force through a combination of base salary and a commission plan based on top line sales and a pre-established sales quota.

Product Advertising.   We promote our products by advertising in leading trade journals as well as producing and distributing high quality information catalogs. We run targeted advertisements for hoists, chain, forged attachments, actuators, and cranes.

Target Marketing.   We provide marketing literature to target specific end-user market sectors including construction, energy, mining, food service, and others.  This literature displays our broad product offering applicable to those sectors to enhance awareness at the end-user level within those sectors.

Trade Show Participation.   Trade shows are central to the promotion of our products, and we participate in more than 40 regional, national and international trade shows each year. Shows in which we participate range from global events held in Germany to local “markets” and “open houses” organized by individual hardware and industrial distributors. We also attend specialty shows for the entertainment, rental and safety markets, construction, as well as general purpose industrial and hardware shows. In fiscal 2008, we participated in trade shows in the U.S., Canada, Mexico, Germany, the United Kingdom, France, China, Brazil, Australia, Korea, Chile, Argentina, and the United Arab Emirates.

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

Web Sites.   In addition to our main corporate web site at www.cmworks.com, we currently sponsor an additional 29 brand specific web sites and sell hand pallet trucks on one of these sites. Several of our brand web sites include electronic catalogs of our various products and list prices. Current and potential customers can browse through our diverse product offering or search for specific products by name or classification code and obtain technical product specifications. We continue to add additional product catalogs, maintenance manuals, advertisements and customer service information on our various web sites. Many of the web sites allow distributors to search for personalized pricing information, order status and product serial number data and to enter sales orders.

Distribution and Markets

The distribution channels for the Products segment include a variety of commercial distributors. In addition, the Products segment sells overhead bridge, jib and gantry cranes directly to end-users. We also sell to the consumer market through wholesalers. The following describes our global distribution channels:

General Distribution Channels.   Our global general distribution channels consist of:

—
Industrial distributors that serve local or regional industrial markets and sell a variety of products for maintenance, repair, operating and production, or MROP, applications through their own direct sales force.

—
Rigging shops that are distributors with expertise in rigging, lifting, positioning and load securing. Most rigging shops assemble and distribute chain, wire rope and synthetic slings and distribute off-the-shelf hoists and attachments, chain slings and other off-the-shelf products.

—
Independent crane builders that design, build, install and service overhead crane and light-rail systems for general industry and also distribute a wide variety of hoists and lifting attachments. We sell electric wire rope hoists and chain hoists as well as crane components, such as end trucks, trolleys, drives and electrification systems to crane builders.

Crane End-Users.   We sell overhead bridge, jib and gantry cranes, parts and service to end-users through our wholly owned crane builder, Crane Equipment & Service, Inc. (“CES”) within the CraneMart™ network. CES which includes Abell-Howe, Gaffey and Washington Equipment brands designs, manufactures, installs and services a variety of cranes with capacities up to 100 tons.

Specialty Distribution Channels.   Our global specialty distribution channels consist of:

—
National distributors that market a variety of MROP supplies, including material handling products, either exclusively through large, nationally distributed catalogs, or through a combination of catalog, internet and branch sales and a field sales force. The customer base served by national distributors such as W. W. Grainger, which traditionally included smaller industrial companies and consumers, has grown to include large industrial accounts and integrated suppliers.

—
Material handling specialists and integrators that design and assemble systems incorporating hoists, overhead rail systems, trolleys, scissor lift tables, manipulators, air balancers, jib arms and other material handling products to provide end-users with solutions to their material handling problems.

—
Entertainment equipment distributors that design, supply and install a variety of material handling and rigging equipment for concerts, theaters, ice shows, sports arenas, convention centers and night clubs.

Service-After-Sale Distribution Channel.   Service-after-sale distributors include our authorized network of 16 chain repair service stations and approximately 400 hoist service and repair stations. This service network is designed for easy parts and service access for our large installed base of hoists and related equipment in North America.

OEM/Government Distribution Channels.   This channel consists of:

—
OEMs that supply various component parts directly to other industrial manufacturers as well as private branding and packaging of our traditional products for material handling, lifting, positioning and special purpose applications.

—	Government agencies, including the U.S. and Canadian Navies and Coast Guards, that purchase primarily load securing chain and forged attachments.

Customer Service and Training

We maintain customer service departments staffed by trained personnel for all of our Products segment sales divisions, and regularly schedule product and service training schools for all customer service representatives and field sales personnel. Training programs for distribution and service station personnel, as well as for end-users, are scheduled on a regular basis at most of our facilities and in the field. We have approximately 400 service and repair stations worldwide that provide local and regional repair, warranty and general service work for distributors and end-users. End-user trainees attending our various programs include representatives of 3M, Cummins Engine, DuPont, GTE, General Electric, General Motors and many other industrial and entertainment organizations.

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

Backlog

Our Products segment backlog of orders at March 31, 2008 was approximately $55.8 million compared to approximately $53.2 million at March 31, 2007.  Our orders for standard products are generally shipped within one week. Orders for products that are manufactured to customers’ specifications are generally shipped within four to twelve weeks. Given the short product lead times, we do not believe that the amount of our Products segment backlog of orders is a reliable indication of our future sales.

Competition

The material handling industry remains highly fragmented. We face competition from a wide range of regional, national and international manufacturers in both U.S. and international markets. In addition, we often compete with individual operating units of larger, highly diversified companies.

The principal competitive factors affecting our Products segment include customer service and support as well as product availability, performance, functionality, brand reputation, reliability and price. Other important factors include distributor relationships and territory coverage.

Major competitors with our Products segment for hoists are Konecranes, Demag Cranes & Components and Kito-Harrington; for chain are Campbell Chain, Peerless Chain Company and American Chain and Cable Company; for forged attachments are The Crosby Group and Brewer Tichner Company; for cranes are Konecranes, Demag Cranes & Components and a variety of independent crane builders; and for industrial components are Deublin, Joyce-Dayton and Nook Industries.

Solutions Segment

The Solutions segment is engaged primarily in the design, fabrication and installation of integrated workstation and facility-wide material handling systems and in the design and manufacture of tire shredders, lift tables and light-rail systems and has total assets of approximately $30 million as of March 31, 2008. Net sales of the Solutions segment in fiscal 2008 were $53.3 million, or 8.6% of our total net sales, of which $13.8 million, or 25.9% were U.S. and $39.5 million, or 74.1% were international. The following table sets forth certain sales data for the products and services of our Solutions segment, expressed as a percentage of this segment’s net sales for fiscal 2008 and 2007:

	Fiscal Years Ended March 31,
	2008	2007
Integrated material handling conveyor systems and service	55%	63%
Tire shredders	26	20
Lift tables	14	13
Light-rail systems	5	4
	100%	100%

Products and Services

Integrated Material Handling Conveyor Systems and Service.   Through our Univeyor business, we have historically specialized in designing highly customized, computer-controlled and automated powered roller conveyors for use in warehouse operations and distribution systems.  In recent years, we have focused on more standardized products and service to reduce its volatility and improve its profitability and return on invested capital.  This business is currently in the process of divestiture.

Tire Shredders.   We have developed and patented a line of heavy equipment that shreds worn tires, with the byproducts useful for fuel and recycled products including aggregate filler, playgrounds, sports surfaces, landscaping and other such applications, as well as scrap steel.

Lift Tables.   Our American Lifts division manufactures powered lift tables. These products enhance workplace ergonomics and are sold primarily to customers in the general manufacturing, construction, and air cargo industries.

Light-Rail Systems.   Introduced in fiscal 2001, light-rail systems are portable steel overhead beam configurations used at workstations, from which hoists are frequently suspended.

Sales and Marketing

The products and services of the Solutions segment are sold primarily to large sophisticated corporate end-users, including Federal Express, John Deere, Boeing, Lockheed Martin, Proctor & Gamble, Toyota, Honda and other industrial companies, systems integrators and distributors. Sales are generated by internal sales personnel and rely heavily on engineer-to-engineer interactions with the customer or a large systems integrator. The process of generating client contract awards for integrated conveyor systems generally entails receiving a request-for-quotation from customers and undergoing a competitive bidding process. The Solutions segment also sells tire shredders, scissor lift tables and light-rail systems through its internal sales force and through specialized independent distributors and manufacturers representatives.

Customer Service and Training

The Solutions segment offers a wide range of value-added services to customers including: an engineering review of the customer’s processes; an engineering solution for identified material handling problems; project management; and custom design, manufacturing and installation services. We also offer after-sales services including operator training, maintenance and hot-line support. The typical length of after-sales service varies depending on customer requirements and supplemental training courses are offered as needed.

Backlog

Revenues from our Solutions segment are generally recognized within one to six months. Our backlog of orders at March 31, 2008 was approximately $11.8 million compared to approximately $9.6 million at March 31, 2007.

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

Employees

At March 31, 2008, we had 3,233 employees; 2,111 in the U.S./Canada, 213 in Latin America, 572 in Europe and 337 in Asia. Approximately 724 of our employees are represented under seven separate U.S. or Canadian collective bargaining agreements which terminate at various times between September 2008 and March 2012.  The contract which expires in September 2008 currently covers 67 employees.  We believe that our relationship with our employees is good.

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

We have completed our investigation of past waste disposal activities at a facility in Cleveland, Texas, operated by our subsidiary, Crane Equipment and Service, Inc.  Remediation activities under the terms of the voluntary agreement with the Texas Commission on Environmental Quality (“TCEQ”) have been completed and we are awaiting final regulatory approval from the TCEQ.

In addition, we have notified the North Carolina Department of Environment and Natural Resources (the “DENR”) of the presence of certain contaminants in excess of regulatory standards at our Coffing Hoist facility in Wadesboro, North Carolina. We filed an application with the DENR to enter its voluntary cleanup program and were accepted.  We are currently investigating under the terms of the DENR Registered Environmental Consultant (“”the REC”) and, if appropriate, will remediate site conditions at the facility. At this time, investigative and remediation costs are expected to not exceed $250,000.

We also discovered the presence of certain contaminants in excess of regulatory standards at our Damascus, Virginia hoist plant and have notified the Virginia Department of Environmental Quality (the “DEQ”).  We filed an application with the DEQ to participate in its voluntary remediation program and have been accepted.    We are currently investigating under the terms of the DEQ Voluntary Remediation Program and, if appropriate, will remediate site conditions at the facility. At this time, investigative and remediation costs are expected to not exceed $65,000.

In June of 2007, we were identified by the New York State Department of Environmental Conservation (“the DEC”), along with other companies, as a potential responsible party (“PRP”) at the Frontier Chemical Royal Avenue Site in Niagara Falls, New York.  From 1974 to 1992, the Frontier Royal Avenue Site had been operated as a commercial waste treatment and disposal facility.  We sent waste pickle liquor generated at our facility in Tonawanda, New York to the Frontier Royal Avenue Site during the period from approximately 1982 to 1984.  We have joined with other PRP members known as the Frontier Chemical Site Joint Defense Alliance Group to conduct investigation and, if appropriate, remediation activities at the site.  At this early stage, we do not have an estimate of likely remediation costs, if any, but do not believe that such costs would have a material adverse effect on our financial condition or operating results.

For all of the currently known environmental matters, we have accrued a total of $0.9 million as of March 31, 2008, which, in our opinion, is sufficient to deal with such matters. Further, our management believes that the environmental matters known to, or anticipated by, us should not, individually or in the aggregate, have a material adverse effect on our operating results or financial condition. However, there can be no assurance that potential liabilities and expenditures associated with unknown environmental matters, unanticipated events, or future compliance with environmental laws and regulations will not have a material adverse effect on us.

Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally OSHA in the U.S. and regulations thereunder. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our operating results or financial condition.

Available Information

Our internet address is www.cmworks.com.  We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 1A.	Risk Factors

Columbus McKinnon is subject to a number of risk factors that could negatively affect our results from business operations or cause actual results to differ materially from those projected or indicated in any forward looking statement.  Such factors include, but are not limited to, the following:

Our business is cyclical and is affected by industrial economic conditions.

Many of the end-users of our products are in highly cyclical industries, such as general manufacturing and construction that are sensitive to changes in general economic conditions. Their demand for our products, and thus our results of operations, is directly related to the level of production in their facilities, which changes as a result of changes in general economic conditions and other factors beyond our control. Between fiscal 2000 and fiscal 2004 for example, we experienced significantly reduced demand for our products, generally as a result of the global economic slowdown, and more specifically as a result of the dramatic decline in capital goods spending in the industries in which our end-users operate. These lower levels of demand and the impact of divested businesses resulted in a significant decline in net sales as well as income from operations during that period.  If the current economic stability does not continue or if there is deterioration in the general economy or in the industries we serve, our business, results of operations and financial condition could be materially adversely affected. In addition, the cyclical nature of our business could at times also adversely affect our liquidity and ability to borrow under our revolving credit facility.

We rely in large part on independent distributors for sales of our products.

We depend on independent distributors to sell our products and provide service and aftermarket support to our end-user customers.  Distributors play a significant role in determining which of our products are stocked at the branch locations, and hence are most readily accessible to aftermarket buyers, and the price at which these products are sold.  Almost all of the distributors with whom we transact business offer competitive products and services to our end-user customers.  For the most part, we do not have written agreements with our distributors located in the United States.  The loss of a substantial number of these distributors or an increase in the distributors’ sales of our competitors’ products to our ultimate customers could materially reduce our sales and profits.

We are subject to currency fluctuations from our international sales.

Our products are sold in many countries around the world.  Thus, a portion of our revenues (approximately $175 million in fiscal year 2008) is generated in foreign currencies, including principally the euro, the Canadian dollar, and the Danish Krone, and while much of the costs incurred to generate those revenues are incurred in the same currency, a portion is incurred in other currencies.  Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings.  We currently do not have exchange rate hedges in place to reduce the risk of an adverse currency exchange movement.  Currency fluctuations may impact our financial performance in the future.

Our international operations pose certain risks that may adversely impact sales and earnings.

We have operations and assets located outside of the United States, primarily in China, Mexico, Germany, Denmark, the United Kingdom, France, and Hungary. In addition, we import a portion of our hoist product line from Asia, and sell our products to distributors located in approximately 50 countries. In fiscal year 2008, approximately 35% of our net sales were derived from non-U.S. markets.  These international operations are subject to a number of special risks, in addition to the risks of our U.S. business, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, U.S. and foreign customs and tariffs, current and changing regulatory environments, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, political instability and risks of increases in taxes. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. These factors may adversely affect our future profits.

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

We make estimates in accounting for long-term contracts.

We have long-term contracts with some of our customers in our European material handling systems business.  These contracts are accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contacts”.  We recognize revenue on contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contact costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods.

Changes in estimates affecting sales, costs, and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in cumulative effect changes reflected in the period.  A significant change in an estimate on one or more contracts could have a material effect on our results of operations.  For contracts with anticipated losses at completion, we establish a provision for the entire amount of the estimated remaining loss and charge it against income in the period in which the loss becomes known.  Amounts representing penalties, contract claims, or change orders are considered in estimating revenues, costs, and profits when they can be reliably estimated and realization is considered probable.

We rely on subcontractors or suppliers to perform their contractual obligations.

Some of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers.  There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by our subcontractor or customer concerns about the subcontractor.  Failure by our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed upon services may materially and adversely impact our ability to perform our obligations as the prime contractor.  A delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.

We enter into fixed-price contracts.

We have fixed price contracts with some of our customers, particularly in our European material handling systems business.  On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price.  Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract cost and the contract’s fixed price.  However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract which would reduce our net sales and net earnings.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our corporate headquarters in Amherst, New York and, as of March 31, 2008, conducted our principal manufacturing at the following facilities:

Location	Products/Operations	Square Footage	Owned or Leased	Business Segment
United States:
Muskegon, MI	Hoists	441,000	Owned	Products
Wadesboro, NC	Hoists	186,000	Owned	Products
Lexington, TN	Chain	165,000	Owned	Products
Charlotte, NC	Industrial components	146,000	Leased	Products
Cedar Rapids, IA	Forged attachments	100,000	Owned	Products
Eureka, IL	Cranes	91,000	Owned	Products
Damascus, VA	Hoists	90,000	Owned	Products
Chattanooga, TN	Forged attachments	81,000	Owned	Products
Greensburg, IN	Scissor lifts	70,000	Owned	Solutions
Chattanooga, TN	Forged attachments	59,000	Owned	Products
Lisbon, OH	Hoists and below-the-hook tooling	37,000	Owned	Products
Cleveland, TX	Cranes	35,000	Owned	Products
Tonawanda, NY	Light-rail crane systems	35,000	Owned	Solutions
Sarasota, FL	Tire shredders	25,000	Owned	Solutions

International:
Velbert, Germany	Hoists	108,000	Leased	Products
Santiago, Tianguistenco, Mexico	Hoists and chain	91,000	Owned	Products
Hangzhou, China	Hoists and hand pallet trucks	78,000	Leased	Products
Arden, Denmark	Project design, conveyors, Layer Picker, EmptiCon	72,000	Owned	Solutions
Hangzhou, China	Textile strappings	58,000	Leased	Products
Hangzhou, China	Metal fabrication, textiles and textile strappings	51,000	Leased	Products
Chester, United Kingdom	Plate clamps	48,000	Leased	Products
Chester, United Kingdom	Plate clamps	28,000	Owned	Products
Romeny-sur-Marne, France	Rotary unions	22,000	Owned	Products
Arden, Denmark	Project construction	20,000	Leased	Solutions
Szekesfeher, Hungary	Textiles and textile strappings	18,000	Leased	Products

In addition, we have a total of 42 sales offices, distribution centers and warehouses.  We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We also believe our existing facilities provide sufficient production capacity for our present needs and for our anticipated needs in the foreseeable future. Upon the expiration of our current leases, we believe that either we will be able to secure renewal terms or enter into leases for alternative locations at market terms.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Company’s Common Stock and Related Security Holder Matters

Our common stock is traded on the Nasdaq Stock Market under the symbol ‘‘CMCO.” As of April 30, 2008, there were 450 holders of record of our common stock.

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

We did not repurchase any shares of our company stock during the fourth quarter of fiscal 2008.

The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Stock Market.

	Price Range of Common Stock
	High	Low

Year Ended March 31, 2007
First Quarter	$30.56	$20.15
Second Quarter	22.70	16.50
Third Quarter	25.00	17.11
Fourth Quarter	25.71	20.65

Year Ended March 31, 2008
First Quarter	$33.68	$21.84
Second Quarter	34.30	22.55
Third Quarter	33.85	24.46
Fourth Quarter	33.34	22.00

On April 30, 2008, the closing price of our common stock on the Nasdaq Stock Market was $28.31 per share.

PERFORMANCE GRAPH

The Performance Graph shown below compares the cumulative total shareholder return on our common stock based on its market price, with the total return of the S&P MidCap 400 Index and the Dow Jones US Diversified Industrials.  The comparison of total return assumes that a fixed investment of $100 was invested on March 31, 2003 in our common stock and in each of the foregoing indices and further assumes the reinvestment of dividends.  The stock price performance shown on the graph is not necessarily indicative of future price performance.

*$100 invested on 3/31/2003 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

Copyright © 2008, Standard & Poor’s, a division of the McGraw-Hill Companies, Inc. All right reserved. www.researchdatagroup/S&P.htm

Item 6.	Selected Financial Data

The consolidated balance sheets as of March 31, 2008 and 2007 and the related statements of income, cash flows and shareholders’ equity for the three years ended March 31, 2008 and notes thereto appear elsewhere in this annual report. The selected consolidated financial data presented below should be read in conjunction with, and are qualified in their entirety by “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” our consolidated financial statements and the notes thereto and other financial information included elsewhere in this annual report.

	Fiscal Years Ended March 31,
	2008	2007	2006	2005	2004
	(Amounts in millions, except per share data)
Statements of Income Data:
Net sales	$623.3	$589.8	$556.0	$514.8	$444.6
Cost of products sold	438.8	425.2	408.4	388.9	339.8
Gross profit	184.5	164.6	147.6	125.9	104.8
Selling expenses	72.0	61.7	54.3	52.3	48.3
General and administrative expenses	37.6	34.1	33.6	31.7	25.0
Restructuring charges (1)	1.2	0.1	1.6	0.9	1.2
Impairment loss (2)	2.5	—	—	—	—
Write-off/amortization of intangibles	0.1	0.2	0.2	0.3	0.4
Income from operations	71.1	68.5	57.9	40.7	29.9
Interest and debt expense	14.6	16.5	24.7	27.6	28.9
Other (income) and expense, net	(3.0)	(1.9)	5.0	(5.2)	(4.2)
Income before income taxes	59.5	53.9	28.2	18.3	5.2
Income tax expense (benefit)	22.7	20.5	(30.9)	2.2	4.0
Income from continuing operations	36.8	33.4	59.1	16.1	1.2
Income from discontinued operations (3)	0.5	0.7	0.7	0.6	—
Net income	$37.3	$34.1	$59.8	$16.7	$1.2
Diluted earnings per share from continuing operations	$1.92	$1.76	$3.56	$1.09	$0.08
Basic earnings per share from continuing operations	$1.96	$1.80	$3.69	$1.10	$0.08
Weighted average shares outstanding – assuming dilution	19.2	19.0	16.6	14.8	14.6
Weighted average shares outstanding – basic	18.7	18.5	16.1	14.6	14.6

Balance Sheet Data (at end of period):
Total assets	$590.0	$565.6	$566.0	$480.9	$473.4
Total debt (4)	147.9	172.1	209.8	270.9	293.4
Total shareholders’ equity	295.5	241.3	204.4	81.8	63.0

Other Financial Data:
Net cash provided by operating activities	59.6	45.5	46.4	17.2	26.4
Net cash (used) provided by investing activities	(8.6)	(3.4)	(6.4)	3.1	4.3
Net cash used in financing activities	(28.6)	(39.9)	(4.2)	(21.9)	(21.5)
Capital expenditures	13.1	10.7	8.4	5.9	3.6
Cash dividends per common share	0.00	0.00	0.00	0.00	0.00

_____________

(1)
Refer to “Results of Operations” in “Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a discussion of the restructuring charges related to fiscal 2008, 2007, and 2006.  The fiscal 2005 restructuring charges consist of $0.5 million of costs related to facility rationalizations being expensed on an as incurred basis as a result of the project timing being subsequent to the adoption of SFAS No. 144.  Fiscal 2005 also included $0.3 million of write-down on the net realizable value of a facility based on changes in market conditions and a reassessment of its net realizable value.  During fiscal 2004, restructuring charges of $1.2 million were recorded related to various employee termination benefits and facility costs as a result of our continued closure, merging and reorganization and completion of two open projects from fiscal 2003.

(2)
As a result of the recurring losses and decreasing cash flows associated with our Univeyor business, the Company recorded a $2.5 million impairment charge in accordance with SFAS 144 during fiscal 2008. Refer to Note 2 to our consolidated financial statements for additional information on Impairment of Long-Lived Assets.

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

(4)	Total debt includes long-term debt, including the current portion, notes payable and subordinated debt.

Item 7.	Management’s Discussion And Analysis Of Results Of Operations And Financial Condition

This section should be read in conjunction with our consolidated financial statements included elsewhere in this annual report. Comments on the results of operations and financial condition below refer to our continuing operations, except in the section entitled “Discontinued Operations.”

EXECUTIVE OVERVIEW

We are a leading manufacturer and marketer of hoists, cranes, chain, conveyors, material handling systems, lift tables and industrial component parts serving a wide variety of commercial and industrial end-user markets. Our products are used to efficiently and ergonomically move, lift, position or secure objects and loads. Our Products segment sells a wide variety of powered and manually operated wire rope and chain hoists, industrial crane systems, chain, hooks and attachments, actuators and rotary unions. Our Solutions segment designs, manufactures, and installs application-specific or standard material handling systems and solutions for end-users to improve workstation and facility-wide work flow.

Founded in 1875, we have grown to our current size and leadership position through organic growth and the acquisition of 14 businesses between February 1994 and April 1999. We have developed our leading market position over our 132-year history by emphasizing technological innovation, manufacturing excellence and superior after-sale service. In addition, the acquisitions significantly broadened our product lines and services and expanded our geographic reach, end-user markets and customer base.  Ongoing operations include improving our productivity and increased penetration of the European, Latin American, and Asian marketplaces. We are executing those initiatives through our Lean Manufacturing efforts, new product development and expanded sales and marketing activities. Shareholder value will be enhanced through continued emphasis on the improvement of the fundamentals including manufacturing efficiency, cost containment, efficient capital investment, market expansion and excellent customer satisfaction.

We maintain a strong North American market share with significant leading market positions in hoists, lifting and sling chain, and forged attachments.  To broaden our product offering in markets where we have a strong competitive position as well as to facilitate penetration into new geographic markets, we continue expand our new product development activities.  During fiscal 2008, this included the completion of our product line offering of wire rope hoist lines in accordance with international standards which began in fiscal 2006, to complement our current offering of hoist products designed in accordance with U.S. standards.  Our efforts to expand our global sales will be accomplished through the introduction of certain of our products that historically have been distributed only in North America and also by introducing new products through our existing European distribution network.  Furthermore, we continue to expand our on-the-ground sales forces as well as the distribution relationships in China to capture the anticipated growing demand for material handling products as that economy continues to industrialize.  Our internal organization supports these strategic initiatives through division of responsibility for North America, Europe, Latin America and Asia Pacific.  The investments in international markets and new products are part of our focus on our greatest opportunities for growth.  We are also looking for opportunities for growth via acquisitions or joint ventures.  The focus of our acquisition strategy centers on opportunities for international revenue growth and product line expansion in alignment with our existing core offering.

Management believes that the growth rate of total sales may moderate in future periods due to more difficult comparisons with our fiscal 2008 periods and a slower rate of U.S. economic growth.  We monitor such indicators as U.S. Industrial Capacity Utilization, which increased since July 2003, as an indicator of anticipated demand for our product in the U.S.  In addition, we continue to monitor leading indicators of the potential impact of global and U.S. trends, including energy costs, steel price fluctuations, rising interest rates, currency impact and activity in a variety of end-user markets around the globe.

We constantly explore ways in which to enhance our operating margins and leverage as well as further improve our productivity and competitiveness.  We have specific initiatives related to improved customer satisfaction, reduction of defects, shortened lead times, improved inventory turns and on-time deliveries, reduction of warranty costs, and improved working capital utilization.  The initiatives are being driven by the continued implementation of our Lean Manufacturing efforts which are fundamentally changing our manufacturing processes to be more responsive to customer demand and improving on-time delivery and productivity. In addition to Lean manufacturing, we are working to achieve these strategic initiatives through product simplification, the creation of centers of excellence, and improved supply chain management.

We continue to operate in a highly competitive and global business environment.  Accordingly, we face a variety of challenges and opportunities in those markets and geographies, including trends towards increased utilization of the global labor force and the expansion of market opportunities in Asia and other emerging markets.

RESULTS OF OPERATIONS

Net sales of our Products and Solutions segments, in millions of dollars and with percentage changes for each segment, were as follows:

	Fiscal Years Ended March 31,			Change 2008 vs. 2007		Change 2007 vs. 2006
	2008	2007	2006	Amount	%	Amount	%

Products segment	$570.0	$527.1	$493.9	$42.9	8.1	$33.2	6.7
Solutions segment	53.3	62.7	62.1	(9.4)	(15.0)	0.6	1.0
Total net sales	$623.3	$589.8	$556.0	$33.5	5.7	$33.8	6.1

During fiscal 2008, the Company saw continued strength in the North American economy as well as increased demand in Europe, Latin America and Asia.  This growth was a continuation of improvement in the industrial sector that began in fiscal 2005 through the current period.  In addition, sales growth continues to be fostered by the expansion of international selling efforts.  Net sales for fiscal 2008 of $623.3 increased by $33.5 million or 5.7% from fiscal 2007, and net sales for fiscal 2007 of $589.8 million increased by $33.8 million, or 6.1%, from fiscal 2006.  The Products segment for fiscal 2008 experienced a net sales increase of 8.1% over the prior year.  The increase was due to a combination of increased volume on the continued growth of the global industrial economy and international market share gains as well as price increases ($9.8 million). Fiscal 2008 was impacted by the continued weakness of the U.S. dollar relative to other currencies, particularly the euro, and reported Products segment sales were favorably affected by $11.3 million.  The Products segment for fiscal 2007 experienced a net sales increase of 6.7% over the prior year.  The increase was due to a combination of increased volume on the continued growth of the global industrial economy and increasing penetration in our European markets as well as price increases ($7.9 million). Fiscal 2007 was impacted by the continued weakness of the U.S. dollar relative to other currencies, particularly the euro, and reported Products segment sales were favorably affected by $4.2 million.  Our fiscal 2008 Solutions segment net sales were down $9.4 million, or 15%.  The intentional downsizing of our European material handling systems business resulting from our decision to be more selective in the projects we choose to accept due to a challenging market and pricing environment resulted in a 25% reduction in the sales of this business while the remaining solutions businesses were up 1.6%.  Fiscal 2008 foreign currency fluctuations of the U.S. dollar relative to the Danish Krone resulted in a favorable impact of $2.9 million.  Our fiscal 2007 Solutions segment net sales were flat as increased volume in our U.S. operations was offset by a downsizing of our European material handling systems business resulting from our decision to be more selective in the projects we choose to accept due to a challenging market and pricing environment.  Fiscal 2007 foreign currency fluctuations of the U.S. dollar relative to the Danish Krone resulted in a favorable impact of $2.0 million.

Gross profit of the Products and Solutions segments, in millions of dollars and as a percentage of total segment net sales, was as follows:

	Fiscal Years Ended March 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%

Products segment	$178.4	31.3	$159.2	30.2	$138.1	28.0
Solutions segment	6.1	11.4	5.4	8.6	9.5	15.3
Total gross profit	$184.5	29.6	$164.6	27.9	$147.6	26.5

Our gross profit margins were approximately 29.6%, 27.9% and 26.5% in fiscal 2008, 2007 and 2006, respectively.  The Products segment for fiscal 2008 and fiscal 2007 continues to see improved gross margins as a result of operational leverage at increased volumes from the prior years across all businesses, the proportion of that increase in our most profitable products sales (hoists), and the impact of previous facility rationalization projects and ongoing lean manufacturing activities.  The Solutions segment’s gross profit margins increased in Fiscal 2008 as a result of timing of one large order on an international tire shredder system sale, offsetting losses at our European material handling systems business.  The European systems business losses were the result of performance issues and cost overruns on certain projects, declining sales volumes and an unfavorable mix of projects with regards to resale versus proprietary product componentry.    The Solutions segment’s gross profit margins decreased in fiscal 2007 as favorable leverage on volume increases at our U.S. operations was offset by losses at our European material handling systems business.  The European systems business losses were the result of performance issues and cost overruns on certain projects, a challenging pricing environment and an unfavorable sales mix of projects.

Selling expenses were $72.0 million, $61.7 million and $54.3 million in fiscal 2008, 2007 and 2006, respectively. As a percentage of net sales, selling expenses were 11.5%, 10.5% and 9.8% in fiscal 2008, 2007 and 2006, respectively.  In furtherance of our continuing strategic growth initiatives, the fiscal 2008 increase includes additional salaries ($1.9 million), increased advertising, marketing, and travel ($2.4 million), investments in new markets ($2.3 million), translation of foreign currencies ($2.3 million), and a one-time commission expense associated with a particularly large sale in our Solutions business ($1.5 million).  The fiscal 2007 increase, driven by our strategic growth initiatives, includes additional salaries ($2.5 million), increased advertising, marketing, warehousing and travel ($1.4 million), investments in new markets ($1.6 million), translation of foreign currencies ($1.1 million), and commission expense on higher revenue ($0.5 million).

General and administrative expenses were $37.6 million, $34.1 million and $33.6 million in fiscal 2008, 2007 and 2006, respectively. As a percentage of net sales, general and administrative expenses were 6.0%, 5.8% and 6.1% in fiscal 2008, 2007 and 2006, respectively. Fiscal 2008 includes increases in personnel costs for new market investment and organizational capacity expansion ($1.6 million), increased research and development costs ($0.5 million), and translation of foreign currencies ($1.2 million).  Fiscal 2007 includes increases in personnel costs for new market investment ($1.3 million), increased research and development costs ($1.0 million), and increased healthcare costs ($0.8 million), offset by lower variable compensation costs ($2.5 million).

Restructuring charges of $1.2 million, $0.1 million and $1.6 million, or 0.2%, 0.0% and 0.3% of net sales in fiscal 2008, 2007 and 2006, respectively, were primarily attributable to the ongoing organizational rationalizations occurring at the company. The fiscal 2008 charges consist of demolition costs of the unused portion of a facility ($0.8 million) being expensed on an as-incurred basis and severance costs related to the continued reorganization of our European systems business ($0.4 million).  The fiscal 2007 charges represent severance costs related to the reorganization of our European systems business ($0.3 million) and demolition costs of the unused portion of the facility referenced above ($0.2 million) being expensed on an as-incurred basis, offset by a recovery of a portion of previous write-downs ($0.4 million) on a vacant facility that was sold during fiscal 2007.  The fiscal 2006 charges consist of the cost of removal of certain environmentally hazardous materials ($0.6 million), inventory disposal costs related to the rationalization of certain product families within our mechanical jack lines ($0.4 million), the ongoing maintenance costs of a non-operating facility accrued based on anticipated sale date ($0.3 million) and other facility rationalization projects ($0.3 million).

Fiscal 2008 includes an impairment charge of $2.5 million related to our European material handling systems business.  Refer to Note 2 to our consolidated financial statements for additional information on Impairment of Long-Lived Assets.

Amortization of intangibles was $0.1 million, $0.2 million and $0.2 million in fiscal 2008, 2007 and 2006, respectively.

Interest and debt expense was $14.6 million, $16.4 million and $24.7 million in fiscal 2008, 2007 and 2006, respectively. As a percentage of net sales, interest and debt expense was 2.3%, 2.8% and 4.4% in fiscal 2008, 2007 and 2006, respectively. The fiscal 2008 and 2007 decreases primarily resulted from lower debt levels as we continue to execute our strategy of debt reduction and increased financial flexibility.

The Company incurred $1.8 million, $5.2 million, and $9.2 million in fiscal 2008, 2007, and 2006, respectively related to redemption costs associated with the repurchase of outstanding long-term debt.

The Company recorded $1.2 million, $5.3 million, and $2.0 million of investment income related to assets held in the Company’s wholly owned captive insurance subsidiary in fiscal 2008, 2007, and 2006, respectively.

Other income and expense, net was $3.6 million, $1.8 million and $2.1 million in fiscal 2008, 2007 and 2006, respectively. Fiscal 2008 includes $2.2 million of investment and interest income, $0.6 million from product line/real estate sales, and $0.6 million of exchange gains offset.  Fiscal 2007 includes $1.2 million of interest income and $0.5 million of gain from a business divestiture.  Fiscal 2006 includes $1.1 million of interest income and $0.8 million of gains from sales of real estate.

Income taxes as a percentage of income from continuing operations before income taxes for fiscal 2008 and fiscal 2007 were 38.2% and 38.1%, respectively.  Income taxes as a percentage of income before income taxes were not reflective of U.S statutory rates in fiscal 2006.  A valuation allowance of $50.5 million existed at March 31, 2005 due to the uncertainty of whether our U.S. federal net operating loss carryforwards (“NOLs”), deferred tax assets and capital loss carryforwards might ultimately be realized.  We utilized $14.9 million of the U.S. federal NOLs in fiscal 2006 reducing the valuation allowance by $5.2 million.  As a result of our improved operating performance during fiscal 2006, we re-evaluated the certainty as to whether our remaining U.S. federal NOLs and other deferred tax assets may ultimately be realized.  As a result of the determination that it is more likely than not that nearly all of the remaining deferred tax assets would be realized, $38.6 million of the remaining valuation allowance was reversed as of March 31, 2006.  The U.S. NOLs were fully utilized in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $76.0 million at March 31, 2008, an increase of $27.3 million from the March 31, 2007 balance of $48.7 million.

Net cash provided by operating activities was $59.6 million, $45.5 million and $46.4 million in fiscal 2008, 2007 and 2006, respectively. The $14.1 million increase in fiscal 2008 relative to fiscal 2007 was primarily due to stronger operating performance in fiscal 2008 ($10.4 million) and improved working capital components ($3.7 million).  Changes in net working capital include favorable changes of $11.2 in accounts receivable and unbilled revenues (downsizing of our European material handling  systems business) and  $8.6 in accounts payable (resulting from timing of disbursements and increased volume of business) offset by an unfavorable change of $7.4 million in inventory (resulting from support for increase in new product launches and new market penetration) and an unfavorable change of $9.3 million in accrued and non-current liabilities (funding of pension liabilities).  The $0.9 million decrease in fiscal 2007 relative to fiscal 2006 was primarily due to stronger operating performance in fiscal 2007 ($16.2 million) offset by increased working capital components ($17.1 million).  Changes in net working capital include an unfavorable change of $4.8 million on inventory (resulting from support for upcoming new product launches, a surge in demand for larger capacity equipment, and timing of offshore purchases) and an unfavorable change of $20.4 million in accounts payable and accrued and non-current liabilities (resulting from timing of disbursements, changing product liability reserves, and decreased variable compensation accruals).  These were offset by a favorable change of $7.5 million on accounts receivables and unbilled revenues as a result of improved collections.

Net cash used by investing activities was $8.6 million, $3.4 million and $6.4 million in fiscal 2008, 2007 and 2006, respectively. The fiscal 2008 change in cash used by investing activities is the result of increased capital expenditures and net purchases of marketable securities offset by proceeds from the sale of properties and assets.  The fiscal 2007 change in cash used by investing activities is the result of increased capital expenditures, offset by increased net proceeds from the sale of marketable securities and greater proceeds from asset sales.  The fiscal 2008, 2007 and 2006 amounts included $5.5 million, $5.4 million and $2.1 million, respectively, from business, property and asset divestitures.

Net cash used in financing activities was $28.6 million, $39.9 million and $4.2 million in fiscal 2008, 2007 and 2006, respectively.  Fiscal 2008 and 2007 include $1.4 million and $2.6 million, respectively, of proceeds from the exercise of employee stock options.  Fiscal 2006 includes $56.6 million of proceeds from the November 2005 stock offering, $7.1 million from the exercise of employee stock options, and $2.2 million of tax benefit from the exercise of stock options.  The fiscal 2008, 2007 and 2006 amounts included $31.1 million, $42.9 million and $67.8 million of debt repayment, respectively. We also paid $2.8 million of financing costs in fiscal 2006 to effect the capital transaction previously described.

We believe that our cash on hand, cash flows, and borrowing capacity under our Revolving Credit Facility will be sufficient to fund our ongoing operations and budgeted capital expenditures for at least the next twelve months. This belief is dependent upon a steady economy and successful execution of our current business plan which includes cash generation for debt repayment.  The business plan focuses on continued implementation of lean manufacturing, improving working capital utilization, including inventory management, and new market and new product development.

In March 2006, we entered into a Revolving credit facility, which provides availability up to $75 million. Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50 million, subject to lender approval.  The Revolving Credit Facility matures February 2011.

At March 31, 2008, the Revolving Credit Facility was not drawn and the available amount, net of outstanding letters of credit of $11.2 million, totaled $63.8 million. Interest is payable at a Eurodollar rate or a prime rate plus an applicable margin determined by our leverage ratio. At our current leverage ratio, we qualify for the lowest applicable margin level, which amounts to 87.5 basis points for Eurodollar borrowings and zero basis points for prime rate based borrowings. The Revolving Credit Facility is secured by all U.S. inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property. The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on us, including certain financial requirements and a limitation on dividend payments, with which we were in compliance as of March 31, 2008.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $129.9 million at March 31, 2008 and are due November 1, 2013.  Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments.  Until November 1, 2008, we may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions. On or after November 1, 2009, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from 104.438% to 100% on and after November 1, 2011.  In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof. The 8 7/8% Notes are guaranteed by certain existing and future U.S. subsidiaries and are not subject to any sinking fund requirements.

In November 2005, we registered an additional 3,350,000 shares of our common stock which were sold at $20.00 per share.  The number of shares offered by us was 3,000,000 and 350,000 were offered by a selling shareholder.  We did not receive any proceeds from the sale of shares by the selling shareholder.  This secondary stock offering increased our weighted average common stock outstanding by 1.8 million shares for the year ended March 31, 2006.

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for certain of our subsidiaries operating outside of the U.S. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction. As of March 31, 2008, significant credit lines totaled approximately $12.7 million, of which $11.3 million was drawn.

In addition to the above facilities, our foreign subsidiaries have certain fixed term bank loans. As of March 31, 2008, significant secured term loans totaled $3.3 million.  There were no significant unsecured loans outstanding at March 31, 2008.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual obligations in millions of dollars as of March 31, 2008, by period of estimated payments due:

		Fiscal	Fiscal 2010-	Fiscal 2012-	More Than
	Total	2009	Fiscal 2011	Fiscal 2013	Five Years
Long-term debt obligations (a)	$136.6	$0.5	$0.9	$0.9	$134.3
Operating lease obligations (b)	19.0	5.1	7.4	3.6	2.9
Purchase obligations (c)	--	--	--	--	--
Interest obligations (d)	67.7	12.1	24.3	23.5	7.8
Letter of credit obligations	11.2	11.2	--	--	--
Uncertain tax positions	2.4	0.2	0.2	2.0	0.0
Other long-term liabilities reflected on the Company’s balance sheet under GAAP (e)	48.8	0.0	27.4	14.8	6.6
Total	$285.7	$29.1	$60.2	$44.8	$151.6

(a)	As described in note 10 to our consolidated financial statements.
(b)	As described in note 17 to our consolidated financial statements.
(c)
We have no purchase obligations specifying fixed or minimum quantities to be purchased. We estimate that, at any given point in time, our open purchase orders to be executed in the normal course of business approximate $40 million.

(d)	Estimated for our Senior Subordinated Notes due 11/1/13.
(e)	As described in note 9 to our consolidated financial statements.

We have no additional off-balance sheet obligations that are not reflected above.

CAPITAL EXPENDITURES

In addition to keeping our current equipment and plants properly maintained, we are committed to replacing, enhancing and upgrading our property, plant and equipment to support new product development, improve productivity and customer responsiveness, reduce production costs, increase flexibility to respond effectively to market fluctuations and changes, meet environmental requirements, enhance safety and promote ergonomically correct work stations. Our capital expenditures for fiscal 2008, 2007 and 2006 were $13.1 million, $10.7 million and $8.4 million, respectively. Higher capital expenditures in fiscal 2008 and 2007 were the result of new product development and productivity enhancing equipment along with normal maintenance items. We expect capital expenditure spending in fiscal 2009 to be in the range of $14-$15 million.

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

DISCONTINUED OPERATIONS

In May 2002, we completed the divestiture of substantially all of the assets of ASI which comprised the principal business unit in our former Solutions - Automotive segment. Proceeds from this sale included an 8% subordinated note in the principal amount of $6.8 million payable over 10 years.  Due to the uncertainty of its collection, the note has been recorded at its estimated net realizable value of $0.  Principal payments received on the note are recorded as income from discontinued operations at the time of receipt. Accordingly, $0.6 million of income from discontinued operations was recorded in fiscal 2008, net of tax.  All interest and principal payments required under the note have been made to date.

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

Pension and Other Postretirement Benefits. The determination of the obligations and expense for pension and postretirement benefits is dependent on our selection of certain assumptions that are used by actuaries in calculating such amounts. Those assumptions are disclosed in Note 11 to our fiscal 2008 consolidated financial statements and include the discount rates, expected long-term rate of return on plan assets and rates of future increases in compensation and healthcare costs.

The pension discount rate assumptions of 6½%, 6%, and 5¾% as of March 31, 2008, 2007 and 2006, respectively, are based on long-term bond rates. The increase in the discount rates for fiscal 2008 and 2007 resulted in an $8.4 and $4.3 decrease in the projected benefit obligation as of March 31, 2008 and 2007, respectively.  The decrease in discount rate for fiscal 2006 resulted in a $3.9 million increase in the projected benefit obligation as of March 31, 2006.  The rate of return on plan assets assumptions of 7½% for each of the years ended March 31, 2008, 2007 and 2006 is based on the composition of the asset portfolios (approximately 60% equities and 40% fixed income at March 31, 2008) and their long-term historical returns. The actual assets realized gains of $6.9 and $11.0 million in fiscal 2008 and 2007. Our under-funded status as of March 31, 2008 and 2007 was $15.3 million and $28.8 million, or 10.9% and 20.6% of the projected benefit obligation, respectively. Our pension contributions during fiscal 2008 and 2007 were approximately $14.5 and $6.0 million, respectively. The under-funded status may result in future pension expense increases.  Pension expense for the March 31, 2009 fiscal year is expected to approximate $5.3 million, which is down from the fiscal 2008 amount of $6.6 million due to an increase in the return on the higher asset value and lower amortization of unrecognized losses.  The factors outlined above may result in increases in funding requirements over time, unless there is continued market appreciation in the asset values.  Pension funding contributions for the March 31, 2009 fiscal year are expected to decrease by approximately $7.7 million compared to fiscal 2008 which included approximately $7.0 million in discretionary contributions above the minimum amounts required by ERISA.  The discretionary funding decision reflects an acceleration to comply with the Pension Protection Act of 2006.  The compensation increase assumption of 3% as of March 31, 2008 and 2007 and 4% as of March 31, 2006 is based on historical trends.

The healthcare inflation assumptions of 8¼%, 9% and 9¾% for fiscal 2008, 2007 and 2006, respectively are based on anticipated trends.  Healthcare costs in the United States have increased substantially over the last several years.  If this trend continues, the cost of postretirement healthcare will increase in future years.

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

Deferred Tax Asset Valuation Allowance.  As of March 31, 2008, we had $31.9 million of gross deferred tax assets before valuation allowances.  As described in Note 16 to the consolidated financial statements, the deferred tax assets relate principally to liabilities including employee benefit plans, insurance reserves, accrued vacation and incentive costs and also to asset valuation reserves such as inventory obsolescence reserves and bad debt reserves.  The deferred tax assets include $5.1 million related to various state and foreign net operating loss carryforwards for which a $4.1 million deferred tax asset valuation allowance is recorded.

We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit we believe is more likely than not to be realized.  We consider recent earnings projections, allowable tax carryforward periods, tax planning strategies and historical earnings performance to determine the amount of the valuation allowance.  Changes in these factors could cause us to adjust our valuation allowance, which would impact our income tax expense when we determine that these factors have changed.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS 157”) to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP (1) partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removes certain leasing transactions from the scope of SFAS 157. The Company believes that the adoption of SFAS No. 157 will not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. We adopted all of the currently required provisions of SFAS 158 in fiscal 2007. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this requirement to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 159 will not have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company believes that the adoption of SFAS No. 160 will not have a material effect on its consolidated financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by such statements, including general economic and business conditions, conditions affecting the industries served by us and our subsidiaries, conditions affecting our customers and suppliers, competitor responses to our products and services, the overall market acceptance of such products and services, the integration of acquisitions and other factors disclosed in our periodic reports filed with the Commission.  Consequently such forward-looking statements should be regarded as our current plans, estimates and beliefs.  We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Our primary commodity risk is related to changes in the price of steel.  We control this risk through negotiating purchase contracts on a consolidated basis and by attempting to build changes in raw material costs into the selling prices of or surcharges on our products.  We have not entered into financial instrument transactions related to raw material costs.

In fiscal 2008, 28% of our net sales were from manufacturing plants and sales offices in foreign jurisdictions. We manufacture our products in the United States, Mexico, China, Denmark, the United Kingdom, France, Hungary and Germany and sell our products and solutions in over 50 countries. Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Our operating results are exposed to fluctuations between the U.S. dollar and the Canadian dollar, European currencies, the Mexican peso and the Chinese yuan. For example, when the U.S. dollar weakens against the Euro, the value of our net sales and net income denominated in Euros increases when translated into U.S. dollars for inclusion in our consolidated results. We are also exposed to foreign currency fluctuations in relation to purchases denominated in foreign currencies. Our foreign currency risk is mitigated since the majority of our foreign operations’ net sales and the related expense transactions are denominated in the same currency so therefore a significant change in foreign exchange rates would likely have a very minor impact on net income.  For example, a 10% decline in the rate of exchange between the euro and the U.S. dollar impacts net income by approximately $1.1 million.  In addition, the majority of our export sale transactions are denominated in U.S. dollars. Accordingly, we currently have not invested in derivative instruments, such as foreign exchange contracts, to hedge foreign currency transactions.

We control risk related to changes in interest rates by structuring our debt instruments with a combination of fixed and variable interest rates and by periodically entering into financial instrument transactions as appropriate. At March 31, 2008, we do not have any material swap agreements or similar financial instruments in place. At March 31, 2008 and 2007, approximately 88% and 92% of our outstanding debt had fixed interest rates, respectively. At those dates, we had approximately $18.0 million and $13.9 million, respectively, of outstanding variable rate debt. A 1% fluctuation in interest rates in fiscal 2008 and 2007 would have changed interest expense on that outstanding variable rate debt by approximately $0.2 and $0.1 million, respectively.

Like many industrial manufacturers, we are involved in asbestos-related litigation.  In continually evaluating costs relating to our estimated asbestos-related liability, we review, among other things, the incidence of past and recent claims, the historical case dismissal rate, the mix of the claimed illnesses and occupations of the plaintiffs, our recent and historical resolution of the cases, the number of cases pending against us, the status and results of broad-based settlement discussions, and the number of years such activity might continue.  Based on this review, we have estimated our share of liability to defend and resolve probable asbestos-related personal injury claims.  This estimate is highly uncertain due to the limitations of the available data and the difficulty of forecasting with any certainty the numerous variables that can affect the range of the liability.  We will continue to study the variables in light of additional information in order to identify trends that may become evident and to assess their impact on the range of liability that is probable and estimable.

Based on actuarial information, we have estimated our asbestos-related aggregate liability through March 31, 2026 and March 31, 2038 to range between $5.0 million and $15.0 million using actuarial parameters of continued claims for a period of 18 to 30 years. Our estimation of our asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8.4 million which has been reflected as a liability in the consolidated financial statements as of March 31, 2008.  The recorded liability does not consider the impact of any potential favorable federal legislation. This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program.  Of this amount, management expects to incur asbestos liability payments of approximately $0.4 million over the next 12 months.  Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on our financial condition or our liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Columbus McKinnon Corporation

Audited Consolidated Financial Statements as of March 31, 2008:
Report of Independent Registered Public Accounting Firm		F-2
Consolidated Balance Sheets		F-3
Consolidated Statements of Income		F-4
Consolidated Statements of Shareholders’ Equity		F-5
Consolidated Statements of Cash Flows		F-6
Notes to Consolidated Financial Statements
1.	Description of Business	F-7
2.	Accounting Principles and Practices	F-7
3.	Discontinued Operations	F-11
4.	Unbilled Revenues and Excess Billings	F-12
5.	Inventories	F-12
6.	Marketable Securities	F-12
7.	Property, Plant, and Equipment	F-13
8.	Goodwill and Intangible Assets	F-14
9.	Accrued Liabilities and Other Non-current Liabilities	F-14
10.	Debt	F-15
11.	Pensions and Other Benefit Plans	F-16
12.	Employee Stock Ownership Plan (ESOP)	F-20
13.	Earnings per Share and Stock Plans	F-21
14.	Loss Contingencies	F-25
15.	Restructuring Charges	F-26
16.	Income Taxes	F-27
17.	Rental Expense and Lease Commitments	F-29
18.	Summary Financial Information	F-30
19.	Business Segment Information	F-34
20.	Selected Quarterly Financial Data (unaudited)	F-36
21.	Accumulated Other Comprehensive Loss	F-37
22.	Effects of New Accounting Pronouncements	F-38

Schedule II – Valuation and Qualifying Accounts.		F-39

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited the accompanying consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbus McKinnon Corporation at March 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2006 the Company changed its method of accounting for stock-based compensation.  As discussed in Note 11 to the consolidated financial statements, on March 31, 2007 the Company changed its method of accounting for employee retirement plans and other postretirement benefits. As discussed in Note 16 to the consolidated financial statements, on April 1, 2007 the Company changed its method of accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
May 29, 2008

COLUMBUS McKINNON CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$75,994	$48,655
Trade accounts receivable, less allowance for doubtful accounts ($4,259 and $3,628, respectively)	97,335	97,269
Unbilled revenues	9,574	15,050
Inventories	88,332	77,179
Prepaid expenses	17,532	18,029
Total current assets	288,767	256,182
Net property, plant, and equipment	58,414	55,231
Goodwill, net	187,055	185,634
Other intangibles, net	321	269
Marketable securities	29,807	28,920
Deferred taxes on income	17,570	34,460
Other assets	8,101	4,942
Total assets	$590,035	$565,638

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$11,330	$9,598
Trade accounts payable	41,895	35,896
Accrued liabilities	55,855	52,344
Restructuring reserve	58	599
Current portion of long-term debt	521	297
Total current liabilities	109,659	98,734
Senior debt, less current portion	6,196	26,168
Subordinated debt	129,855	136,000
Other non-current liabilities	48,844	63,411
Total liabilities	294,554	324,313
Shareholders’ equity:
Voting common stock; 50,000,000 shares authorized; 18,982,538 and 18,825,312 shares issued	189	188
Additional paid-in capital	178,457	174,654
Retained earnings	122,400	85,237
ESOP debt guarantee; 176,646 and 213,667 shares	(2,824)	(3,417)
Accumulated other comprehensive loss	(2,741)	(15,337)
Total shareholders’ equity	295,481	241,325
Total liabilities and shareholders’ equity	$590,035	$565,638

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2008	2007	2006
	(In thousands, except per share data)

Net sales	$623,334	$589,848	$556,007
Cost of products sold	438,781	425,248	408,385
Gross profit	184,553	164,600	147,622
Selling expenses	71,955	61,731	54,255
General and administrative expenses	37,647	34,097	33,640
Restructuring charges	1,179	133	1,609
Impairment loss	2,509	-	-
Amortization of intangibles	115	183	249
Income from operations	71,148	68,456	57,869
Interest and debt expense	14,629	16,430	24,667
Cost of bond redemptions	1,794	5,188	9,201
Investment income	(1,165)	(5,257)	(2,017)
Other (income) and expense, net	(3,641)	(1,825)	(2,136)
Income from continuing operations before income tax expense (benefit)	59,531	53,920	28,154
Income tax expense (benefit)	22,739	20,539	(30,946)
Income from continuing operations	36,792	33,381	59,100
Income from discontinued operations (net of tax)	557	704	696
Net income	$37,349	$34,085	$59,796

Average basic shares outstanding	18,723	18,517	16,052
Average diluted shares outstanding	19,158	18,951	16,628
Basic income per share:
Income from continuing operations	$1.96	$1.80	$3.69
Income from discontinued operations	0.03	0.04	0.04
Basic income per share	$1.99	$1.84	$3.73

Diluted income per share:
Income from continuing operations	$1.92	$1.76	$3.56
Income from discontinued operations	0.03	0.04	0.04
Diluted income per share	$1.95	$1.80	$3.60

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Stock ($.01 par value)	Addi- tional Paid-in Capital	Retained Earnings (Accumulated Deficit)	ESOP Debt Guarantee	Unearned Restricted Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2005	$149	$104,078	$(8,644)	$(4,554)	$(6)	$(9,256)	$81,767
Comprehensive income:
Net income 2006	—	—	59,796	—	—	—	59,796
Change in foreign currency translation adjustment	—	—	—	—	—	(1,846)	(1,846)
Change in net unrealized gain oninvestments, net of tax of $354	—	—	—	—	—	658	658
Change in minimum pension liability adjustment, net of tax benefit of $1,681	—	—	—	—	—	(2,535)	(2,535)
Total comprehensive income							56,073
Common stock issued, 3,000,000 shares	30	56,589	—	—	—	—	56,619
Stock options exercised, 626,282 shares	6	7,143	—	—	—	—	7,149
Tax benefit from exercise of stock options	—	2,154	—	—	—	—	2,154
Earned 34,874 ESOP shares	—	95	—	558	—	—	653
Restricted common stock granted, 1,000 shares	—	22	—	—	(22)	—	—
Earned portion of restricted shares	—	—	—	—	6	—	6
Balance at March 31, 2006	$185	$170,081	$51,152	$(3,996)	$(22)	$(12,979)	$204,421
Comprehensive income:
Net income 2007	—	—	34,085	—	—	—	34,085
Change in foreign currency translation adjustment	—	—	—	—	—	4,093	4,093
Change in net unrealized gain oninvestments, net of tax benefit of $1,006	—	—	—	—	—	(1,869)	(1,869)
Change in pension liability, priorto adoption of SFAS 158, net of tax of $3,830	—	—	—	—	—	5,758	5,758
Total comprehensive income							42,067
Adjustment to initially apply SFAS 158 net of tax benefit of $6,906	—	—	—	—	—	(10,340)	(10,340)
Stock compensation - directors	—	180	—	—	—	—	180
Stock options exercised, 240,468 shares	3	2,598	—	—	—	—	2,601
Stock compensation expense	—	1,255	—	—	22	—	1,277
Tax benefit from exercise of stock options	—	311	—	—	—	—	311
Earned 36,154 ESOP shares	—	229	—	579	—	—	808
Balance at March 31, 2007	$188	$174,654	$85,237	$(3,417)	$—	$(15,337)	$241,325
Comprehensive income:
Net income 2008	—	—	37,349	—	—	—	37,349
Change in foreign currency translation adjustment	—	—	—	—	—	9,431	9,431
Change in net unrealized gain oninvestments, net of tax benefit of $410	—	—	—	—	—	(762)	(762)
Change in pension liability and postretirement obligations, net of tax of $2,695	—	—	—	—	—	3,927	3,927
Total comprehensive income							49,945
Adjustment to initially apply FIN 48	—	—	(186)	—	—	—	(186)
Stock compensation - directors	—	196	—	—	—	—	196
Stock options exercised, 144,425 shares	1	1,415	—	—	—	—	1,416
Stock compensation expense	—	1,266	—	—	—	—	1,266
Tax benefit from exercise of stock options	—	482	—	—	—	—	482
Earned 37,021 ESOP shares	—	444	—	593	—	—	1,037
Balance at March 31, 2008	$189	$178,457	$122,400	$(2,824)	$—	$(2,741)	$295,481

See accompanying notes.

COLUMBUS McKINNON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2008	2007	2006
	(In thousands)
Operating activities:
Income from continuing operations	$36,792	$33,381	$59,100
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,816	8,289	8,824
Deferred income taxes	14,625	12,438	(36,968)
(Gain) loss on divestitures	(70)	(504)	87
Gain on sale of real estate/investments	(526)	(5,373)	(2,100)
Loss on early retirement of bonds	1,378	4,263	7,083
Amortization/write-off of deferred financing costs	982	1,603	3,297
Stock-based compensation	1,462	1,457	—
Impairment loss	2,509	—	—
Changes in operating assets and liabilities net of effects of business divestitures:
Trade accounts receivable and unbilled revenues	7,652	(3,521)	(11,025)
Inventories	(9,667)	(2,260)	2,518
Prepaid expenses	654	(2,132)	(2,026)
Other assets	(1,183)	921	207
Trade accounts payable	4,707	(3,849)	6,099
Accrued and non-current liabilities	(8,541)	782	11,267
Net cash provided by operating activities	59,590	45,495	46,363
Investing activities:
Proceeds from sale of marketable securities	13,076	36,853	15,913
Purchases of marketable securities	(14,638)	(35,686)	(16,801)
Capital expenditures	(13,066)	(10,653)	(8,430)
Proceeds from sale of assets	5,504	2,813	2,091
Proceeds from sale of businesses	—	2,574	—
Proceeds from discontinued operations, net of tax	557	704	857
Net cash used by investing activities	(8,567)	(3,395)	(6,370)
Financing activities:
Proceeds from issuance of common stock	—	—	56,619
Proceeds from exercise of stock options	1,416	2,601	7,149
Payments under revolving line-of-credit agreements	—	(62,930)	(47,669)
Borrowings under revolving line-of-credit agreements	18	65,975	49,030
Repayment of debt	(31,069)	(45,964)	(205,167)
Proceeds from issuance of long-term debt	—	—	136,000
Payment of deferred financing costs	(2)	(449)	(2,877)
Tax benefit from exercise of stock options	482	311	2,154
Change in ESOP debt guarantee	593	579	558
Net cash used by financing activities	(28,562)	(39,877)	(4,203)
Effect of exchange rate changes on cash	4,878	834	329
Net change in cash and cash equivalents	27,339	3,057	36,119
Cash and cash equivalents at beginning of year	48,655	45,598	9,479
Cash and cash equivalents at end of year	$75,994	$48,655	$45,598
Supplementary cash flows data:
Interest paid	$14,079	$17,221	$26,565
Income taxes paid, net	$9,568	$5,712	$5,035

See accompanying notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share data)

1.	Description of Business

Columbus McKinnon Corporation (the Company) is a leading U.S. designer and manufacturer of material handling products, systems and services which efficiently and ergonomically move, lift, position and secure material. Key products include hoists, cranes, chain and forged attachments.  The Company’s material handling products are sold, domestically and internationally, principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users.  The Company’s integrated material handling solutions businesses deal primarily with end users and sales are concentrated, domestically and internationally (primarily Europe), in the consumer products, manufacturing, warehousing and, to a lesser extent, the steel, construction, automotive and other industrial markets.  During fiscal 2008, approximately 65% of sales were to customers in the United States.

2.	Accounting Principles and Practices

Advertising

Costs associated with advertising are expensed in the year incurred and are included in selling expense in the statement of income.  Advertising expenses were $5,531,000, $3,779,000, and $3,343,000 in fiscal 2008, 2007, and 2006, respectively.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Concentrations of Labor

Approximately 22% of the Company’s employees are represented by seven separate domestic and Canadian collective bargaining agreements which terminate at various times between September 2008 and March 2012. Approximately 2% of the labor force is covered by collective bargaining agreements that will expire within one year.

Consolidation

These consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries; all significant intercompany accounts and transactions have been eliminated. Our international subsidiaries in Asia and Spain close one month and our Mexican subsidiary closes three months earlier to facilitate consolidated reporting.

Financial Instruments

The carrying value of the Company’s current assets and current liabilities approximate their fair values based upon the relatively short maturity of those instruments.  For the fair value of the Company’s marketable securities and debt instruments, see Notes 6 and 10, respectively.

Foreign Currency Translations

The Company translates foreign currency financial statements as described in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” Under this method, all items of income and expense are translated to U.S. dollars at average exchange rates for the year. All assets and liabilities are translated to U.S. dollars at the year-end exchange rate. Gains or losses on translations are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet.  The functional currency is the foreign currency in which the foreign subsidiaries conduct their business.  Gains and losses from foreign currency transactions are reported in other income and expense, net.  There were gains of approximately $600,000 in fiscal 2008 and losses of approximately $225,000 and a $100,000 on foreign currency transactions in fiscal 2007 and 2006, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  As a result of this analysis, the reporting units identified under SFAS No. 142 were at the component level, or one level below the reporting segment level as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Products segment was subdivided into three reporting units and the Solutions segment was subdivided into two reporting units.  Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.  See Note 8 for further discussion of goodwill and intangible assets.

Impairment of Long-Lived Assets

The Company assesses impairment of its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires long-lived assets, such as property and equipment and purchased intangibles subject to amortization to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Asset grouping requires a significant amount of judgment. Accordingly, facts and circumstances will influence how asset groups are determined for impairment testing. In assessing long-lived assets for impairment, management considered the company’s product line portfolio, customers and related commercial agreements, labor agreements and other factors in grouping assets and liabilities at the lowest level for which identifiable cash flows are independent. The Company considers projected future undiscounted cash flows, trends and other factors in its assessment of whether impairment conditions exist. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such factors as future production volumes, customer pricing, economics and productivity and cost initiatives, could significantly affect its estimates. In determining fair value of long-lived assets, management uses appraisals, management estimates or discounted cash flow calculations.

During fiscal 2008, the Company recorded an impairment charge of $2,509,000 to reduce the net book value of certain long-lived assets related to our Univeyor business within the Company’s Solutions segment to their estimated fair value. This impairment was recorded pursuant to impairment indicators including recurring operating losses and declining cash flow.

There were no impairment charges in fiscal 2007 or 2006.

Inventories

Inventories are valued at the lower of cost or market. Cost of approximately 56% of inventories at March 31, 2008 (60% in 2007) has been determined using the LIFO (last-in, first-out) method. Costs of other inventories have been determined using the FIFO (first-in, first-out) or average cost method. FIFO cost approximates replacement cost. Costs in inventory include components for direct labor and overhead costs.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

All of the Company’s marketable securities, which consist of equity securities, have been classified as available-for-sale securities and are therefore recorded at their fair values with the unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss within shareholders’ equity unless unrealized losses are deemed to be other than temporary. In such instance, the unrealized losses are reported in the statement of income within investment income. Estimated fair value is based on published trading values at the balance sheet dates. The cost of securities sold is based on the specific identification method. Interest and dividend income are included in investment income in the consolidated statements of income.

The marketable securities are carried as long-term assets since they are held for the settlement of the Company’s general and products liability insurance claims filed through CM Insurance Company, Inc., a wholly owned captive insurance subsidiary.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated principally using the straight-line method over their respective estimated useful lives (buildings and building equipment—15 to 40 years; machinery and equipment—3 to 18 years). When depreciable assets are retired, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operating results.

Research and Development

Research and development costs as defined in SFAS No. 2, “Accounting for Research and Development Costs” for the years ended March 31, 2008, 2007 and 2006 were $4,495,000, $2,887,000 and $1,614,000, respectively and are classified as general and administrative expense in the consolidated statements of income.

Revenue Recognition and Concentration of Credit Risk

Sales are recorded when title passes to the customer which is generally at time of shipment to the customer, except for long-term construction contracts as described below. The Company performs ongoing credit evaluations of its customers’ financial condition, but generally does not require collateral to support customer receivables. The credit risk is controlled through credit approvals, limits and monitoring procedures. Accounts receivable are reported at net realizable value and do not accrue interest.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.   Accounts receivable are charged against the allowance for doubtful accounts once all collection efforts have been exhausted.  The Company does not routinely permit customers to return product.  However, sales returns are permitted in specific situations and typically include a restocking charge or the purchase of additional product.  The Company has established an allowance for returns based upon historical trends.

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

Sale-Leaseback Transactions

On June 22, 2007, the Company sold its facility in Charlotte, NC and entered into a leaseback for a portion of the facility under a 10-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $4,800,000. The $800,000 gain on the transaction was deferred and will be recognized as income over the 10-year leaseback period. The lease agreement has been recorded as a capital lease, refer to note 7.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 28, 2005, the Company sold its corporate headquarters property and entered into a leaseback for a portion of the facility under a 10-year lease agreement. Net proceeds to the Company for the sale of the property were approximately $2,700,000 and the gain on the transaction was $2,200,000. Of the total gain, $1,000,000 was recognized in 2005 under the caption other income, and $1,200,000 was deferred and will be recognized as income over the 10-year leaseback period. Additionally, $500,000 of non-cash value (rent abatement) will be recognized on a straight-line basis as lower operating expenses over the 10-year leaseback period.

Shipping and Handling Costs

Shipping and handling costs are a component of cost of products sold.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The adoption of SFAS 123(R) resulted in $1,230,000 ($0.06 per share) of non-deductible incentive stock option expense in the year ended March 31, 2007.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense.  The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

Prior to April 1, 2006, the Company accounted for the stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations.  No stock-based employee compensation cost was reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of options granted was fixed.

The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for fiscal year 2006 is as follows:

Year Ended March 31,2006
Net income, as reported	$59,796
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(577)
Net income, pro forma	$59,219

Basic income per share:
As reported	$3.73
Pro forma	$3.69

Diluted income per share:
As reported	$3.60
Pro forma	$3.56

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position ("FSP") FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP FAS 123(R)-3 provides an alternative transition method for establishing the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (the "APIC Pool"). Effective in the fourth quarter of fiscal 2007, the Company elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for establishing the beginning balance of the APIC Pool. This method consists of a computational component that establishes a beginning balance of the APIC Pool related to employee compensation and a simplified method ("short-cut method") to determine the subsequent impact on the APIC Pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R).

See Note 13 for further discussion of stock-based compensation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Warranties

The Company offers warranties for certain products it sells.  The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product.  The Company generally provides a basic limited warranty, including parts and labor for any product deemed to be defective for a period of one year.  The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair costs history, and records a liability in the amount of such costs in the month that the product revenue is recognized.  The resulting accrual balance is reviewed during the year.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rate of warranty claims, and cost per claim.

Changes in the Company’s product warranty accrual are as follows:

	March 31,
	2008	2007
Balance at beginning of year	$1,263	$2,132
Accrual for warranties issued	3,300	3,770
Warranties settled	(3,160)	(4,639)
Balance at end of year	$1,403	$1,263

3.	Discontinued Operations

In May 2002, the Company sold substantially all of the assets of Automatic Systems, Inc. (ASI). The ASI business was the principal business unit in the Company’s former Solutions – Automotive segment.  The Company received $20,600,000 in cash and an 8% subordinated note in the principal amount of $6,800,000 which is payable at a rate of $214,000 per quarter over eight years beginning August 2004. Due to the uncertainty surrounding the financial viability of the debtor, the note has been recorded at the estimated net realizable value of $0.  Principal payments received on the note are recorded as income from discontinued operations at the time of receipt.  All interest and principal payments required under the note have been made to date.  The gross value of the note as of March 31, 2008 is approximately $3,600,000.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Unbilled Revenues and Excess Billings

	March 31,
	2008	2007
Costs incurred on uncompleted contracts	$38,039	$50,014
Estimated earnings	12,334	12,119
Revenues earned to date	50,373	62,133
Less billings to date	41,179	48,042
	$9,194	$14,091

The net amounts above are included in the consolidated balance sheets under the following captions:

	March 31,
	2008	2007
Unbilled revenues	$9,574	$15,050
Accrued liabilities	(380)	(959)
	$9,194	$14,091

5.	Inventories

Inventories consisted of the following:

	March 31,
	2008	2007
At cost—FIFO basis:
Raw materials	$48,640	$45,006
Work-in-process	10,454	9,050
Finished goods	44,102	36,606
	103,196	90,662
LIFO cost less than FIFO cost	(14,864)	(13,483)
Net inventories	$88,332	$77,179

6.	Marketable Securities

Marketable securities are held for the settlement of the Company’s general and products liability insurance claims filed through the Company’s wholly-owned captive insurance subsidiary, CM Insurance Company, Inc. (see Notes 2 and 14). In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company reviews its marketable securities for declines in market value that may be considered other than temporary.  The Company considers market value declines to be other than temporary if they are declines for a period longer than six months and in excess of 20% of original cost.  Based on the Company’s review no unrealized losses represented an other than temporary impairment for the years ended March 31, 2008 and 2007.  As of March 31, 2006, in accordance with SFAS No. 115, the Company reduced the cost bases of certain equity securities since it was determined that the unrealized losses on those securities were other than temporary in nature. This determination resulted in the recognition of a pre-tax charge to earnings of $78,000 for the year ended March 31, 2006, classified within other (income) and expense, net.

The following is a summary of available-for-sale securities at March 31, 2008:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$30,945	$4	$1,142	$29,807

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate fair value of investments and unrealized losses on available-for-sale securities in an unrealized loss position at March 31, 2008 are as follows:

	Aggregate	Unrealized
	Fair Value	Losses

Securities in a continuous loss position for less than 12 months	$17,636	$580
Securities in a continuous loss position for more than 12 months	10,938	562
	$28,574	$1,142

The net gains related to sales of marketable securities totaled $88,000, $4,360,000 and $1,436,000 in fiscal 2008, 2007 and 2006, respectively.

The following is a summary of available-for-sale securities at March 31, 2007:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$28,886	$68	$34	$28,920

Net unrealized losses included in the balance sheet at March 31, 2008 amounted to $1,138,000 and the related income tax benefit was $398,000. Net unrealized gains included in the balance sheet at March 31, 2007 amounted to $34,000 and the related income taxes were $12,000. Unrealized gains and losses, net of related income taxes, are reflected as a component of accumulated other comprehensive loss within shareholders’ equity.

7.	Property, Plant, and Equipment

Consolidated property, plant, and equipment of the Company consisted of the following:

	March 31,
	2008	2007
Land and land improvements	$4,503	$5,036
Buildings	32,656	29,657
Machinery, equipment, and leasehold improvements	110,192	104,479
Construction in progress	2,747	2,277
	150,098	141,449
Less accumulated depreciation	91,684	86,218
Net property, plant, and equipment	$58,414	$55,231

Buildings include assets recorded under capital leases amounting to $3,147,000 and $0 for the years ended March 31, 2008 and 2007, respectively.  Accumulated depreciation includes accumulated amortization of the assets recorded under capital leases amounting to $236,000 at March 31, 2008.

Depreciation expense, including amortization of assets recorded under capital leases, was $8,701,000, $8,106,000, and $8,575,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Goodwill and Intangible Assets

As discussed in Note 2, goodwill is not amortized but is periodically tested for impairment, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The fair value of a reporting unit is determined using a discounted cash flow methodology.  The Company’s reporting units are determined based upon whether discrete financial information is available and regularly reviewed, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation.  As a result of this analysis, the reporting units identified under SFAS No. 142 were at the component level, or one level below the reporting segment level as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Products segment was subdivided into three reporting units and the Solutions segment was subdivided into two reporting units.

 Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite.

No impairment charges related to goodwill or intangible assets were recorded during fiscal 2008, 2007 or 2006.

All goodwill reported in fiscal 2008 and 2007 was related to the products segment.  A summary of changes in goodwill during the years ended March 31, 2008 and 2007 is as follows:

Balance at March 31, 2006	$184,917
Currency translation	717
Balance at March 31, 2007	$185,634
Currency translation	1,421
Balance at March 31, 2008	$187,055

Patents and other intangibles, net amounted to $321,000 and $269,000 for the years ended March 31, 2008 and 2007, respectively. Based on the current amount of patents and other, net, the estimated amortization expense for each of the succeeding five years is expected to be $107,000, $85,000, $67,000, $45,000, and 17,000, respectively.

9.	Accrued Liabilities and Other Non-current Liabilities

Consolidated accrued liabilities of the Company consisted of the following:

	March 31,
	2008	2007
Accrued payroll	$18,466	$17,302
Accrued pension cost	338	245
Interest payable	4,976	5,408
Accrued workers compensation	3,520	3,000
Accrued income taxes payable	7,311	7,723
Accrued postretirement benefit obligation	1,332	1,456
Accrued health insurance	4,026	3,466
Accrued general and product liability costs	4,010	4,000
Other accrued liabilities	11,876	9,744
	$55,855	$52,344

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated other non-current liabilities of the Company consisted of the following:

	March 31,
	2008	2007
Accumulated postretirement benefit obligation	$9,362	$9,015
Accrued general and product liability costs	16,761	17,078
Accrued pension cost	16,603	28,531
Accrued workers compensation	2,253	6,104
Other non-current liabilities	3,865	2,683
	$48,844	$63,411

10.	Debt

Consolidated long-term debt of the Company consisted of the following:

	March 31,
	2008	2007
Revolving Credit Facility due February 22, 2011	$-	$-
10% Senior Secured Notes	-	22,125
Capital lease obligations	3,006	-
Other senior debt	3,711	4,340
Total senior debt	6,717	26,465
8 7/8% Senior Subordinated Notes due November 1, 2013 with interest payable in semi-annual installments	129,855	136,000
Total	136,572	162,465
Less current portion	521	297
	$136,051	$162,168

In March, 2006, the Company amended and expanded its revolving credit facility. The Revolving Credit Facility provides availability up to a maximum of $75,000,000.  Provided there is no default, the Company may request an increase in the availability of the Revolving Credit Facility by an amount not exceeding $50,000,000, subject to lender approval.  The unused Revolving Credit Facility totaled $63,800,000, net of outstanding borrowings of $0 and outstanding letters of credit of $11,200,000. Interest on the revolver is payable at varying Eurodollar rates based on LIBOR or prime plus a spread determined by our leverage ratio amounting to 87.5 or 0 basis points, respectively, at March 31, 2008.  The Revolving Credit Facility is secured by all domestic inventory, receivables, equipment, real property, subsidiary stock (limited to 65% for foreign subsidiaries) and intellectual property.

The corresponding credit agreement associated with the Revolving Credit Facility places certain debt covenant restrictions on the Company, including certain financial requirements and a restriction on dividend payments, with which the Company was in compliance as of March 31, 2008.

The Senior Subordinated 8 7/8% Notes (8 7/8% Notes) issued on September 2, 2005 amounted to $129,855,000 at March 31, 2008 and are due November 1, 2013. Provisions of the 8 7/8% Notes include, without limitation, restrictions on indebtedness, asset sales, and dividends and other restricted payments.  Until November 1, 2008, the Company may redeem up to 35% of the outstanding notes at a redemption price of 108.875% with the proceeds of equity offerings, subject to certain restrictions.  The 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices declining annually from the Make-Whole Price (as defined in the 8 7/8% Notes agreement) to 100% on and after November 1, 2011.  In the event of a Change of Control (as defined in the indenture for such notes), each holder of the 8 7/8% Notes may require us to repurchase all or a portion of such holder’s 8 7/8% Notes at a purchase price equal to 101% of the principal amount thereof.  The 8 7/8% Notes are guaranteed by certain existing and future domestic subsidiaries and are not subject to any sinking fund requirements. During fiscal 2008, the Company used cash on hand to repurchase $6,145,000 of the outstanding 8 7/8% Notes.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 1, 2007 the Company used cash on hand to redeem all of the remaining $22,125,000 of its outstanding 10% Senior Secured Notes.

Cost of bond redemptions, including premiums and the write-off of deferred financing fees, was $1,794,000, $5,188,000 and $9,201,000 in fiscal 2008, 2007 and 2006 respectively.

The carrying amount of the Company’s revolving credit facility approximates the fair value based on current market rates. The Company’s Senior Subordinated Notes have an approximate fair market value of $132,452,000 based on quoted market prices, the total of which is more than their carrying amount of $129,855,000.

On June 22, 2007, the Company recorded a capital lease resulting from the sale and partial leaseback of its facility in Charlotte, NC under a 10 year lease agreement. The outstanding balance on the capital lease of $3,006,000 as of March 31, 2008 is included in senior debt in the consolidated balance sheets.

The principal payments scheduled to be made as of March 31, 2008 on the above debt are as follows (in thousands):

2009	$521
2010	505
2011	433
2012	425
2013	447
Thereafter	134,241

International Lines of Credit and Loans

Unsecured and uncommitted lines of credit are available to meet short-term working capital needs for our subsidiaries operating outside of the United States. The lines of credit are available on an offering basis, meaning that transactions under the line of credit will be on such terms and conditions, including interest rate, maturity, representations, covenants and events of default, as mutually agreed between our subsidiaries and the local bank at the time of each specific transaction.  Effective August 1, 2007, the Company issued a guarantee to a third party lender which secures any borrowing by Univeyor, one of the Company’s wholly-owned foreign subsidiaries, under Univeyor’s credit facility.  The credit facility provides availability up to a maximum of approximately $12,705,000. The outstanding borrowings on this credit facility were approximately $11,294,000 at March 31, 2008.

In addition to the above facilities, our foreign subsidiaries have certain fixed term bank loans. As of March 31, 2008, significant secured loans totaled $3,325,000.  There were no significant unsecured loans outstanding at March 31, 2008.

11.	Pensions and Other Benefit Plans

The Company provides retirement and pension plans, including defined benefit and defined contribution plans, and postretirement benefit plans to certain employees.  Effective March 31, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which required the recognition in pension and other postretirement benefits obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R). This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year.  This requirement is effective for fiscal years ending after December 15, 2008.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension Plans

The Company provides defined benefit pension plans to certain employees.  The Company uses March 31 as the measurement date for its Yale Industrial Products GmbH pension plan and December 31 as the measurement date for all of its other pension plans.  The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans:

	March 31,
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$139,621	$134,148
Service cost	4,386	4,147
Interest cost	8,277	7,608
Actuarial (gain) loss	(4,827)	22
Benefits paid	(6,973)	(6,346)
Foreign exchange rate changes	389	42
Benefit obligation at end of year	$140,873	$139,621

Change in plan assets:
Fair value of plan assets at beginning of year	$110,845	$100,206
Actual gain on plan assets	6,859	10,989
Employer contribution	14,466	5,960
Benefits paid	(6,973)	(6,346)
Foreign exchange rate changes	343	36
Fair value of plan assets at end of year	$125,540	$110,845

Funded status	$(15,333)	$(28,776)
Unrecognized actuarial loss	21,289	27,918
Unrecognized prior service cost	1,943	2,213
Net amount recognized	$7,899	$1,355

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2008	2007
Other assets – non current	$1,608	$-
Accrued liabilities	(338)	(245)
Other non-current liabilities	(16,603)	(28,531)
Deferred tax effect of accumulated other comprehensive loss	9,252	12,059
Accumulated other comprehensive loss	13,980	18,072
Net amount recognized	$7,899	$1,355

In fiscal 2009, an estimated net loss of $875,000 and prior service cost of $340,000 for the defined benefit pension plans will be amortized from accumulated other comprehensive income to net periodic benefit cost.

Net periodic pension cost included the following components:

	Year Ended March 31,
	2008	2007	2006
Service costs—benefits earned during the period	$4,386	$4,147	$4,004
Interest cost on projected benefit obligation	8,277	7,608	7,213
Expected return on plan assets	(8,198)	(7,244)	(6,753)
Net amortization	2,014	2,773	2,518
Curtailment/settlement loss	80	156	-
Net periodic pension cost	$6,559	$7,440	$6,982

 COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

	March 31,
	2008	2007
Projected benefit obligation	$107,912	$139,621
Fair value of plan assets	91,030	110,845

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	March 31,
	2008	2007
Accumulated benefit obligation	$18,912	$124,508
Fair value of plan assets	9,733	105,345

Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

The weighted-average assumptions in the following table represent the rates used to develop the actuarial present value of the projected benefit obligation for the year listed and also net periodic pension cost for the following year:

	March 31,
	2008	2007	2006	2005
Discount rate	6.50%	6.00%	5.75%	6.00%
Expected long-term rate of return on plan assets	7.50	7.50	7.50	8.25
Rate of compensation increase	3.00	3.00	4.00	4.00

The expected rate of return on plan asset assumptions are determined considering historical averages and real returns on each asset class.

The Company’s retirement plan target and actual asset allocations are as follows:

	March 31,
	Target	Actual
	2009	2008	2007
Equity securities	70%	60%	62%
Fixed income	30	40	38
Total plan assets	100%	100%	100%

The Company has an investment objective for domestic pension plans to adequately provide for both the growth and liquidity needed to support all current and future benefit payment obligations.  The investment strategy is to invest in a diversified portfolio of assets which are expected to satisfy the aforementioned objective and produce both absolute and risk adjusted returns competitive with a benchmark that is a blend of major US and international equity indexes and an aggregate bond fund.  The shift to the targeted allocation is the result of management’s re-evaluation of its investment allocation.  The targeted allocation will be accomplished as some plan assets governed by collective bargaining contracts will be transferred from fixed income into equity securities, as well as reallocation of remaining assets to achieve the desired balance during fiscal 2009.

The Company’s funding policy with respect to the defined benefit pension plans is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974 (ERISA).   Additional contributions may be made to minimize PBGC premiums.  The Company expects to contribute $6,777,000 to its pension plans in fiscal 2009.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about the expected benefit payments for the Company’s defined benefit plans is as follows:

2009	$6,164
2010	6,643
2011	7,251
2012	8,164
2013	8,968
2014-2018	54,489

Postretirement Benefit Plans

The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to certain domestic retirees and their dependents of one of its subsidiaries. Prior to the acquisition of this subsidiary, the Company did not sponsor any postretirement benefit plans. The Company pays the majority of the medical costs for certain retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 or over, the Company contributes 100% toward the American Association of Retired Persons (“AARP”) premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory.

The Company’s postretirement health benefit plans are not funded.  The following sets forth a reconciliation of benefit obligation and the funded status of the plan:

	March 31,
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$10,471	$12,221
Service cost	3	3
Interest cost	613	658
Actuarial loss (gain)	693	(193)
Benefits paid	(1,086)	(2,218)
Benefit obligation at end of year	$10,694	$10,471

Funded status	$(10,694)	$(10,471)
Unrecognized actuarial loss	5,413	5,138
Net amount recognized	$(5,281)	$(5,333)

Amounts recognized in the consolidated balance sheets are as follows:

	March 31,
	2008	2007
Accrued liabilities	$(1,332)	$(1,456)
Other non-current liabilities	(9,362)	(9,015)
Deferred tax effect of accumulated other comprehensive loss	2,165	2,055
Accumulated other comprehensive loss	3,248	3,083
Net amount recognized	$(5,281)	$(5,333)

In fiscal 2009, an estimated net loss of $408,000 for the defined benefit postretirement health care plans will be amortized from accumulated other comprehensive income to net periodic benefit cost.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic postretirement benefit cost included the following:

	Year Ended March 31,
	2008	2007	2006
Service cost—benefits attributed to service during the period	$3	$3	$6
Interest cost	613	658	751
Amortization of plan net losses	418	414	411
Net periodic postretirement benefit cost	$1,034	$1,075	$1,168

For measurement purposes, healthcare costs were assumed to increase 8.25% in fiscal 2008. Healthcare costs were assumed to increase 9.5% in fiscal 2009 grading down over time to 5% in six years. The discount rate used in determining the accumulated postretirement benefit obligation was 6.5% and 6.0% as of March 31, 2008 and 2007, respectively.

Information about the expected benefit payments for the Company’s postretirement health benefit plans is as follows:

2009	$1,332
2010	1,242
2011	1,243
2012	1,198
2013	1,148
2014-2018	4,422

Assumed medical claims cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$33	$(30)
Effect on postretirement obligation	599	(541)

Other Benefit Plans

The Company also sponsors defined contribution plans covering substantially all domestic employees. Participants may elect to contribute basic contributions. These plans provide for employer contributions based primarily on employee participation. The Company recorded a charge for such contributions of approximately $1,780,000, $1,650,000 and $1,476,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

12.	Employee Stock Ownership Plan (ESOP)

The AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” requires that compensation expense for ESOP shares be measured based on the fair value of those shares when committed to be released to employees, rather than based on their original cost. Also, dividends on those ESOP shares that have not been allocated or committed to be released to ESOP participants are not reflected as a reduction of retained earnings. Rather, since those dividends are used for debt service, a charge to compensation expense is recorded. Furthermore, ESOP shares that have not been allocated or committed to be released are not considered outstanding for purposes of calculating earnings per share.

The obligation of the ESOP to repay borrowings incurred to purchase shares of the Company’s common stock is guaranteed by the Company; the unpaid balance of such borrowings, if any, would be reflected in the consolidated balance sheet as a liability. An amount equivalent to the cost of the collateralized common stock and representing deferred employee benefits has been recorded as a deduction from shareholders’ equity.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of the Company’s domestic non-union employees are participants in the ESOP. Contributions to the plan result from the release of collateralized shares as debt service payments are made. Compensation expense amounting to $965,000, $808,000 and $653,000 in fiscal 2008, 2007 and 2006, respectively, is recorded based on the guaranteed release of the ESOP shares at their fair market value. Dividends on allocated ESOP shares, if any,   are recorded as a reduction of retained earnings and are applied toward debt service.

At March 31, 2008 and 2007, 667,177 and 694,751 of ESOP shares, respectively, were allocated or available to be allocated to participants’ accounts. At March 31, 2008 and 2007, 176,646 and 213,667 of ESOP shares were pledged as collateral to guarantee the ESOP term loans.

The fair market value of unearned ESOP shares at March 31, 2008 amounted to $5,472,000.

13.	Earnings per Share and Stock Plans

Earnings per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS No. 128). Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes any dilutive effects of stock options.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended March 31,
	2008	2007	2006
Numerator for basic and diluted earnings per share:
Income from continuing operations	$36,792	$33,381	$59,100
Income from discontinued operations (net of tax)	557	704	696
Net income	$37,349	$34,085	$59,796

Denominators:
Weighted-average common stock outstanding— denominator for basic EPS	18,723	18,517	16,052
Effect of dilutive employee stock options	435	434	576
Adjusted weighted-average common stock outstanding and assumed conversions— denominator for diluted EPS	19,158	18,951	16,628

The weighted-average common stock outstanding shown above is net of unallocated ESOP shares (see Note 12).

Stock Plans

Effective April 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Stock based compensation expense amounted to $1,128,000 and $1,230,000 in fiscal 2008 and 2007, respectively.  Stock compensation expense is included in cost of goods sold, selling, and general and administrative expense.  The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 17, 2007, the Company’s Board of Directors approved the terms of the fiscal 2008 awards to be granted under the 2006 Long Term Incentive plan.  Under the plan, the granting of awards to employees may take the form of options, restricted shares, and performance shares.  The Compensation Committee of our Board of Directors determines the number of shares, the term, the frequency and date, the type, the exercise periods, any performance criteria pursuant to which awards may be granted and the restriction and other terms and conditions of each grant in accordance with terms of our Plan.

Options granted were subject to a performance measure and have a maximum term of 10 years and vest ratably over a four year period from date of grant.  Option awards provide for accelerated vesting as a result of reaching retirement age and a specified number of years of service.  Restricted shares vest ratably based on service one-third after each of years three, four, and five.  Performance shares granted are based upon the Company’s performance over a three year period depending on the Company’s total shareholder return relative to a group of peer companies.

The Company recognized compensation expense for stock option awards and unvested restricted share awards that vest based on time or market parameters straight-line over the requisite service period for vesting of the award.  Performance based nonvested shares are recognized as compensation expense based on fair value on date of grant, the number of shares ultimately expected to vest and the vesting period.  For accounting purposes, the performance shares are considered to have a market condition.  The effect of the market condition is reflected in the grant date fair value of the award and, thus compensation expense is recognized on this type of award provided that the requisite service is rendered (regardless of whether the market condition is achieved).  The fair value of a performance share award is estimated using a Monte Carlo analysis to estimate the total return ranking of CMCO among the peer companies on the date of grant over the performance period.

For the year ended March 31, 2008, the Company granted 34,457 performance based awards at a weighted average fair value of $19.40.  All 34,457 awards were outstanding and unvested as of March 31, 2008.  There were no performance based awards granted in fiscal 2007 or fiscal 2006.  Total unrecognized compensation costs related to the unvested performance share awards as of March 31, 2008 was $469,000 and is expected be recognized over a weighted average period of two years.

During fiscal 2008 and 2007, a total of 7,601 and 9,390 shares of stock, respectively, were granted under the LTIP to the Company’s non-executive directors as part of their annual compensation.  The weighted average fair value grant price of those shares was $25.80 and $19.17 for fiscal 2008 and fiscal 2007, respectively.  The expense related to the shares for fiscal 2008 and 2007 was $196,000 and $180,000, respectively.

During fiscal 2008 and fiscal 2007, restricted stock units were granted under the LTIP to the Company’s non-executive directors as part of their annual compensation.  A summary of the restricted stock unit awards granted to the Company’s non-executive Directors as of March 31, 2008 is as follows:

	Shares	Weighted-average Grant Date Fair Value
Unvested at March 31, 2006	-	$-
Granted	7,200	19.17
Unvested at March 31, 2007	7,200	$19.17
Granted	7,842	25.80
Vested	(4,521)	19.54
Unvested at March 31, 2008	10,521	$23.96

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expense related to the restricted stock units for fiscal 2008 and 2007 was $130,000 and $40,000, respectively. Total unrecognized compensation cost related to unvested restricted stock units as of March 31, 2008 is $200,000 and is expected to be recognized over a weighted average period of one year.  The fair value of restricted stock units that vested during the year ended March 31, 2008 was $117,000.

As of March 31, 2008, there were 783,510 shares available for future grants under the Long Term Incentive Plan.

Stock Option Plans

Existing prior to the adoption of the LTIP, the Company maintained two stock option plans, a Non-Qualified Stock Option Plan (Non-Qualified Plan) and an Incentive Stock Option Plan (Incentive Plan). Under the Non-Qualified Plan, options may be granted to officers and other key employees of the Company as well as to non-employee directors and advisors.  As of March 31, 2008, no options have been granted to non-employees. Options granted under the Non-Qualified and Incentive Plans become exercisable over a four-year period at the rate of 25% per year commencing one year from the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Any option granted under the Non-Qualified plan may be exercised not earlier than one year from the date such option is granted. Any option granted under the Incentive Plan may be exercised not earlier than one year and not later than 10 years from the date such option is granted.

A summary of option transactions during each of the three fiscal years in the period ended March 31, 2008 is as follows:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2005	1,802,800	$10.89
Granted	45,000	21.61
Exercised	(626,282)	11.41
Cancelled	(89,400)	7.76
Outstanding at March 31, 2006	1,132,118	$11.28
Granted	70,000	22.41
Exercised	(240,468)	10.82
Cancelled	(30,500)	9.85
Outstanding at March 31, 2007	931,150	$12.28
Granted	5,000	32.85
Exercised	(144,425)	9.81
Cancelled	(4,875)	5.46
Outstanding at March 31, 2008	786,850	$12.91	4.8	$ 14,227
Exercisable at March 31, 2008	581,475	$12.89	4.0	$ 10,521

We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2008. The aggregate intrinsic value of outstanding options as of March 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 781,850 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 581,475 exercisable options that were in-the-money at that date. The Company's closing stock price was $30.98 as of March 31, 2008. The total intrinsic value of stock options exercised was $2,842,000, $3,434,000 and $6,487,000 during fiscal 2008, 2007 and 2006, respectively.  As of March 31, 2008, there are 132,475 options available for future grants under the two stock option plans.

The fair value of shares that vested was $5.14, $3.87 and $4.01 during fiscal 2008, 2007 and 2006, respectively.

 COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash received from option exercises under all share-based payment arrangements during fiscal 2008 was $1,416,000. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

As of March 31, 2008, $891,000 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3 years.

Exercise prices for options outstanding as of March 31, 2008, ranged from $5.46 to $32.85. The following table provides certain information with respect to stock options outstanding at March 31, 2008:

Range of Exercise Prices	Stock Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life
Up to $10.00	440,100	$7.15	5.2
$10.01 to $20.00.	80,000	14.67	6.8
$20.01 to $30.00	261,750	21.67	3.5
$30.01 to $40.00	5,000	32.85	9.3
	786,850	$12.91	4.8

The following table provides certain information with respect to stock options exercisable at March 31, 2008:

Range of Exercise Prices	Stock Options Outstanding	Weighted-average Exercise Price
Up to $10.00	330,975	$7.66
$10.01 to $20.00.	48,750	13.64
$20.01 to $30.00	201,750	21.28
	581,475	$12.89

The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option pricing model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of the options was $18.48, $12.93 and $12.13 for options granted during fiscal 2008, 2007 and 2006, respectively.  The following table provides the weighted-average assumptions used to value stock options granted during fiscal 2008, 2007 and 2006:

	Year Ended	Year Ended	Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
Assumptions:
Risk-free interest rate	4.9%	4.9%	4.5%
Dividend yield—Incentive Plan	0.0%	0.0%	0.0%
Volatility factor	0.571	0.593	0.615
Expected life—Incentive Plan	5.5 years	5.5 years	5 years

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

 COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

Also existing prior to the adoption of the LTIP, the Company maintains a Restricted Stock Plan. The Company charges compensation expense and shareholders’ equity for the market value of shares ratably over the restricted period. Grantees that remain continuously employed with the Company become vested in their shares five years after the date of the grant.  As of March 31, 2008, there were 47,000 shares available for future grants under the Restricted Stock Plan.

During the Fiscal 2008, 1,000 shares of restricted stock were granted at a weighted average fair value grant price of $31.69.  As of March 31, 2008, there are 3,000 shares of restricted stock outstanding with a weighted average fair value grant price of $21.39.  The expense related to restricted stock was $8,000, $7,000 and $6,000 for fiscal 2008, 2007 and 2006, respectively.

14.	Loss Contingencies

From time to time, the Company is named a defendant in legal actions arising out of the normal course of business.  The Company is not a party to any pending legal proceeding other than ordinary, routine litigation incidental to our business.  The Company does not believe that any of our pending litigation will have a material impact on its business.

General and Product Liability— Accrued general and product liability costs are the actuarially estimated reserves based on amounts determined from loss reports, individual cases filed with the Company, and an amount for losses incurred but not reported.  Reserves for certain asbestos related claims are discounted using a risk free interest rate which ranged from 1.55% to 4.30% as of March 31, 2008.  The aggregate amount of undiscounted reserves and discount amount was $4,430,000 and $1,425,000, respectively, as of March 31, 2008.  Payments over each of the next five years is expected to be $200,000 and $3,430,000 thereafter.  The liability for accrued general and product liability costs is funded by investments in marketable securities (see Notes 2 and 6).

During fiscal 2006, the Company reevaluated the predictability of future cash flows associated with its self-insured product liability and asbestos reserves and concluded that future cash payments related to reserves for nonasbestos claims could no longer be discounted due to their underlying uncertainty.  This change in estimate resulted in a reduction in the discount recorded by the company of approximately $1,578,000 ($0.09 diluted EPS) impact for fiscal 2006.

The following table provides a reconciliation of the beginning and ending balances for accrued general and product liability:

	Year Ended March 31,
	2008	2007	2006
Accrued general and product liability, beginning of year	$21,078	$20,969	$16,094
Add impact of change in discount estimate	-	-	1,578
Add provision for claims	2,201	4,343	6,342
Deduct payments for claims	(2,508)	(4,234)	(3,045)
Accrued general and product liability, end of year	$20,771	$21,078	$20,969

The per occurrence limits on our self-insurance for general and product liability coverage to Columbus McKinnon were $2,000,000 from inception through fiscal 2003 and $3,000,000 for fiscal 2004 and thereafter.  In addition to the per occurrence limits, the Company’s coverage is also subject to an annual aggregate limit, applicable to losses only.  These limits range from $2,000,000 to $6,000,000 for each policy year from inception through fiscal 2008.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based on actuarial information, the Company has estimated its asbestos-related aggregate liability through March 31, 2026 and March 31, 2038 to range between $5,000,000 and $15,000,000 using actuarial parameters of continued claims for a period of 18 to 30 years.  The Company's estimation of its asbestos-related aggregate liability that is probable and estimable, in accordance with U.S. generally accepted accounting principles approximates $8,400,000 which has been reflected as a liability in the consolidated financial statements as of March 31, 2008. The recorded liability does not consider the impact of any potential favorable federal legislation.  This liability may fluctuate based on the uncertainty in the number of future claims that will be filed and the cost to resolve those claims, which may be influenced by a number of factors, including the outcome of the ongoing broad-based settlement negotiations, defensive strategies, and the cost to resolve claims outside the broad-based settlement program.  Of this amount, management expects to incur asbestos liability payments of approximately $400,000 over the next 12 months.  Because payment of the liability is likely to extend over many years, management believes that the potential additional costs for claims will not have a material after-tax effect on the financial condition of the Company or its liquidity, although the net after-tax effect of any future liabilities recorded could be material to earnings in a future period.

15.	Restructuring Charges

The Company analyzes its global capacity requirements in accordance with its ongoing cost savings and consolidation efforts.  As a result, facilities are closed or significantly reorganized and production operations are transferred to other facilities within the same reporting segment, to better utilize their available capacity. During fiscal 2008, the Company recorded restructuring costs of $1,179,000 for facility demolition costs and severance. $1,132,000 and $47,000 of these costs are related to the Solutions and Products segments, respectively. The Solutions segment costs are related to two separate businesses within the segment. The liability as of March 31, 2008 consists primarily of environmental remediation costs which were accrued in accordance with SFAS No. 143.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2007, the Company recorded restructuring costs of $543,000 for severance and the maintenance of non-operating facilities being held for sale which are expensed on an as incurred basis in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  $519,000 and $24,000 of these costs are related to the Solutions and Products segments, respectively. The completion of the sale of a previously closed facility resulted in the reversal of $410,000 of restructuring charges within the Products segment, including $216,000 of gain on the sale of a non-operating property that had been written down in previous years.  The liability as of March 31, 2007 consisted primarily of environmental remediation costs which were accrued in accordance with SFAS No. 143.

During fiscal 2006, the Company recorded restructuring costs of $1,609,000 related to environmental remediation charges, inventory disposal costs, and facility costs as a result of the continued closure, merging and reorganization of the Company.  $1,000,000 and $609,000 of these costs are related to the Products and Solutions segments, respectively.  The charges primarily relate to the cost of removal of certain environmentally hazardous materials in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and FIN 47 ($600,000) and inventory disposal related to the rationalization of certain product families within our mechanical jacks line ($400,000).  In addition, we have accrued additional costs of maintenance of a non-operating facility based on anticipated sale date ($300,000).  The costs associated with the disposal of this facility were originally accrued as a result of the restructuring occurring prior to the adoption of SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities.”   As of March 31, 2006, the liability primarily consisted of costs associated with the preparation and maintenance of a non-operating facility and environmental remediation costs which were accrued in accordance with SFAS No. 143.  The Company had one facility that was completely closed and prepared for disposal.

The following provides a reconciliation of the activity related to restructuring reserves:

	Employee	Facility	Total
Reserve at March 31, 2005	$16	$128	$144
Fiscal 2006 restructuring charges	358	1,251	1,609
Cash payments	(315)	(645)	(960)
Reserve at March 31, 2006	$59	$734	$793
Fiscal 2007 restructuring charges	289	254	543
Cash payments	(348)	(195)	(543)
Restructuring charge reversal	-	(410)	(410)
Gain on sale of a non-operating facility	-	216	216
Reserve at March 31, 2007	$-	$599	$599
Fiscal 2008 restructuring charges	448	731	1,179
Cash payments	(448)	(1,272)	(1,720)
Reserve at March 31, 2008	$-	$58	$58

16.	Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income tax expense.  The sources and tax effects of the difference were as follows:

	Year Ended March 31,
	2008	2007	2006
Expected tax at 35%	$20,836	$18,872	$9,854
State income taxes net of federal benefit	1,238	910	705
Foreign taxes (less) greater than statutory provision	(633)	961	41
Permanent items	315	171	370
Valuation allowance	2,029	-	(44,237)
Other	(1,046)	(375)	2,321
Actual tax provision (benefit)	$22,739	$20,539	$(30,946)

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income tax expense (benefit) consisted of the following:

	Year Ended March 31,
	2008	2007	2006
Current income tax expense:
United States Federal	$853	$1,228	$856
State taxes	1,904	1,401	1,084
Foreign	5,357	5,472	4,082
Deferred income tax expense (benefit):
United States	14,304	13,831	(37,099)
Foreign	321	(1,393)	131
	$22,739	$20,539	$(30,946)

The Company applies the liability method of accounting for income taxes as required by SFAS Statement No. 109, “Accounting for Income Taxes.” The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	March 31,
	2008	2007
Deferred tax assets:
Federal net operating loss carryforwards	$-	$13,484
State and foreign net operating loss carryforwards	5,093	2,064
Employee benefit plans	6,729	12,343
Asset reserves	1,324	1,711
Insurance reserves	8,219	7,372
Accrued vacation and incentive costs	3,420	2,131
Other	7,112	9,237
Valuation allowance	(4,093)	(2,064)
Gross deferred tax assets	27,804	46,278
Deferred tax liabilities:
Inventory reserves	(2,289)	(2,068)
Property, plant, and equipment	(1,658)	(2,407)
Gross deferred tax liabilities	(3,947)	(4,475)
Net deferred tax assets	$23,857	$41,803

The valuation allowance includes $3,029,000 and $0 related to net operating losses at our Univeyor business and $1,064,000 and $2,064,000 related to state net operating losses in the United States at March 31, 2008 and 2007, respectively.  The valuation allowance was established due to uncertainty of the Company's ability to utilize all of the net operating loss carry forwards before they expire.  The Univeyor valuation allowance is for net operating losses in Denmark which have an indefinite life.  The state net operating losses have expiration dates ranging from 2009 through 2023.

Deferred income taxes are classified within the consolidated balance sheets based on the following breakdown:

	March 31,
	2008	2007
Net current deferred tax asset	$7,958	$8,669
Net non-current deferred tax asset	17,570	34,460
Net non-current deferred tax liability	(1,671)	(1,326)
Net deferred tax asset	$23,857	$41,803

The net current deferred tax asset and net non-current deferred tax liability are included in prepaid expenses and other non-current liabilities, respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Income from continuing operations before income tax expense (benefit) includes foreign subsidiary income of $11,512,000, $10,067,000 and $13,034,000 for the years ended March 31, 2008, 2007, and 2006, respectively. Income from discontinued operations reported in the statement of income is net of tax of $300,000, $373,000 and $375,000 for the years ended March 31, 2008, 2007, and 2006, respectively. As of March 31, 2008, the Company had unrecognized deferred tax liabilities related to approximately $24,000,000 of cumulative undistributed earnings of foreign subsidiaries.  These earnings are considered to be permanently invested in operations outside the United States.  Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable.

There were 70,725 and 136,511 shares of common stock were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options in the years ended March 31, 2008, and 2007, respectively. The tax benefit to the Company from these transactions, which is credited to additional paid-in capital rather than recognized as a reduction of income tax expense, was $482,000 and $311,000 in 2008 and 2007, respectively.  This tax benefit has also been recognized in the consolidated balance sheet as an increase in deferred tax assets.

On April 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board ("FASB") Interpretation ("FIN") No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement of Financial Accounting Standards ("SFAS") No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

Upon adoption of FIN 48, the Company recorded a reduction in retained earnings for the cumulative effect adjustment of $186,000 to its $2,600,000 of unrecognized tax benefits, all of which would favorably impact the effective tax rate if recognized. During fiscal 2008, the balance of unrecognized tax benefits decreased $153,000 as a result of foreign currency translation, partially offset by an increase related to certain intercompany transactions that have not been audited by the various tax jurisdictions and a matter that arose during a state income tax audit.

The Company had $133,000 accrued for the payment of interest and penalties at March 31, 2008. The Company recognizes interest expense or penalties related to uncertain tax positions as a part of income tax expense in its consolidated statement of income. The Company is currently open to audit by the Internal Revenue Service for the years ending March 31, 2005 through 2008.

Below is a summary of fiscal 2008 changes to the unrecognized tax benefit (excluding interest and penalties):

Balance at April 1, 2007	$2,600
Additions based on upon tax positions related to prior years	76
Foreign currency translation	(229)
Balance at March 31, 2008	$2,447

The Company does not anticipate that total unrecognized tax benefits will change significantly due to the settlement of audits or the expiration of statutes of limitations prior to March 31, 2009.

17.	Rental Expense and Lease Commitments

Rental expense for the years ended March 31, 2008, 2007 and 2006 was $5,746,000, $4,483,000, and $3,914,000, respectively. The following amounts represent future minimum payment commitments as of March 31, 2008 under non-cancelable operating leases extending beyond one year:

Year Ended March 31,	Real Property	Vehicles and Equipment	Total
2009	$1,988	$3,130	$5,118
2010	1,531	2,592	4,123
2011	1,215	2,049	3,264
2012	556	1,524	2,080
2013	484	1,048	1,532

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Summary Financial Information

The following information sets forth the condensed consolidating summary financial information of the parent and guarantors, which guarantee the 8 7/8% Senior Subordinated Notes, and the nonguarantors. The guarantors are wholly owned and the guarantees are full, unconditional, joint and several.

As of and for the year ended March 31, 2008:

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
As of March 31, 2008:
Current assets:
Cash	$31,800	$(341)	$44,535	$—	$75,994
Trade accounts receivable and unbilled revenues	62,992	—	43,917	—	106,909
Inventories	35,375	18,797	36,525	(2,365)	88,332
Prepaid expenses	8,264	1,025	8,243	—	17,532
Total current assets	138,431	19,481	133,220	(2,365)	288,767
Net property, plant, and equipment	26,834	11,916	19,664	—	58,414
Goodwill and other intangibles, net	89,008	57,034	41,334	—	187,376
Intercompany balances	50,555	(59,869)	(64,821)	74,135	—
Other non-current assets	79,909	194,783	30,643	(249,857)	55,478
Total assets	$384,737	$223,345	$160,040	$(178,087)	$590,035

Current liabilities	$42,714	$15,951	$52,113	$(1,119)	$109,659
Long-term debt, less current portion	129,855	2,815	3,381	—	136,051
Other non-current liabilities	12,312	10,757	25,775	—	48,844
Total liabilities	184,881	29,523	81,269	(1,119)	294,554
Shareholders’ equity	199,856	193,822	78,771	(176,968)	295,481
Total liabilities and shareholders’ equity	$384,737	$223,345	$160,040	$(178,087)	$590,035

For the Year Ended March 31, 2008:
Net sales	$302,676	$176,901	$185,157	$(41,400)	$623,334
Cost of products sold	219,366	129,575	131,035	(41,195)	438,781
Gross profit (loss)	83,310	47,326	54,122	(205)	184,553
Selling, general and administrative expenses	49,834	18,043	41,725	—	109,602
Restructuring charges	836	—	343	—	1,179
Impairment loss	—	—	2,509	—	2,509
Amortization of intangibles	112	3	—	—	115
Income (loss) from operations	32,528	29,280	9,545	(205)	71,148
Interest and debt expense	9,918	3,554	1,157	—	14,629
Other (income) and expense, net	641	(643)	(3,010)	—	(3,012)
Income from continuing operations before income tax expense (benefit)	21,969	26,369	11,398	(205)	59,531
Income tax expense (benefit)	6,068	11,080	5,679	(88)	22,739
Income (loss) from continuous operations	15,901	15,289	5,719	(117)	36,792
Income from discontinued operations	557	—	—	—	557
Net income (loss)	$16,458	$15,289	$5,719	$(117)	$37,349

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2008:
Operating activities:
Cash provided (used) by operating activities	$47,514	$(1,483)	$13,558	$1	$59,590
Investing activities:
Sales of marketable securities, net	—	—	(1,562)	—	(1,562)
Capital expenditures	(7,228)	(2,745)	(3,093)	—	(13,066)
Proceeds from sale of businesses and surplus real estate	—	5,504	—	—	5,504
Proceeds from discontinued operations (net of tax)	557	—	—	—	557
Net cash (used) provided by investing activities	(6,671)	2,759	(4,655)	—	(8,567)
Financing activities:
Proceeds from exercise of stock options	1,416	—	1	(1)	1,416
Net borrowings under revolving line-of-credit agreements .	—	—	18	—	18
Repayment of debt	(29,898)	(142)	(1,029)	—	(31,069)
Deferred financing costs incurred	(2)	—	—	—	(2)
Other	1,075	—	—	—	1,075
Net cash used by financing activities	(27,409)	(142)	(1,010)	(1)	(28,562)
Effect of exchange rate changes on cash	—	(313)	5,191	—	4,878
Net change in cash and cash equivalents	13,434	821	13,084	—	27,339
Cash and cash equivalents at beginning of year .	18,366	(1,162)	31,451	—	48,655
Cash and cash equivalents at end of year	$31,800	$(341)	$44,535	$—	$75,994

As of and for the year ended March 31, 2007:

As of March 31, 2007:
Current assets:
Cash	$18,366	$(1,162)	$31,451	$—	$48,655
Trade accounts receivable and unbilled revenues	64,849	45	47,425	—	112,319
Inventories	34,548	17,175	27,616	(2,160)	77,179
Prepaid expenses	6,237	2,707	9,085	—	18,029
Total current assets	124,000	18,765	115,577	(2,160)	256,182
Net property, plant, and equipment	24,662	11,508	19,061	—	55,231
Goodwill and other intangibles, net	88,703	57,037	40,163	—	185,903
Intercompany balances	66,971	(77,385)	(63,602)	74,016	—
Other non-current assets	93,609	194,922	29,647	(249,856)	68,322
Total assets	$397,945	$204,847	$140,846	$(178,000)	$565,638

Current liabilities	$36,388	$15,376	$48,120	$(1,150)	$98,734
Long-term debt, less current portion	158,125	—	4,043	—	162,168
Other non-current liabilities	27,646	11,143	24,622	—	63,411
Total liabilities	222,159	26,519	76,785	(1,150)	324,313
Shareholders’ equity	175,786	178,328	64,061	(176,850)	241,325
Total liabilities and shareholders’ equity.	$397,945	$204,847	$140,846	$(178,000)	$565,638

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2007:
Net sales	$287,223	$170,633	$179,235	$(47,243)	$589,848
Cost of products sold	210,020	127,691	134,985	(47,448)	425,248
Gross profit	77,203	42,942	44,250	205	164,600
Selling, general and administrative expenses	42,503	17,490	35,835	—	95,828
Restructuring charges	(137)	—	270	—	133
Amortization of intangibles	109	3	71	—	183
Income from operations	34,728	25,449	8,074	205	68,456
Interest and debt expense	12,154	3,948	328	—	16,430
Other (income) and expense, net	4,860	(913)	(5,841)	—	(1,894)
Income from continuing operations before income tax expense (benefit)	17,714	22,414	13,587	205	53,920
Income tax expense (benefit)	7,506	8,916	4,197	(80)	20,539
Income from continuous operations	10,208	13,498	9,390	285	33,381
Income from discontinued operations	704	—	—	—	704
Net income	$10,912	$13,498	$9,390	$285	$34,085

For the Year Ended March 31, 2007:
Operating activities:
Cash provided (used) by operating activities	$41,024	$925	$(1,667)	$5,213	$45,495
Investing activities:
Sales of marketable securities, net	—	—	1,167	—	1,167
Capital expenditures	(6,319)	(1,099)	(3,235)	—	(10,653)
Proceeds from sale of businesses and surplus real estate	1,906	2,970	511	—	5,387
Proceeds from discontinued operations (net of tax)	704	—	—	—	704
Net cash (used) provided by investing activities	(3,709)	1,871	(1,557)	—	(3,395)
Financing activities:
Proceeds from exercise of stock options	2,601	(15)	13,489	(13,474)	2,601
Net borrowings under revolving line-of-credit agreements .	—	—	3,045	—	3,045
(Repayment) borrowing of debt	(49,522)	—	3,558	—	(45,964)
Deferred financing costs incurred	(449)	—	—	—	(449)
Dividends paid	—	(2,324)	(5,937)	8,261	—
Other	890	—	—	—	890
Net cash (used) provided by financing activities	(46,480)	(2,339)	14,155	(5,213)	(39,877)
Effect of exchange rate changes on cash	—	(158)	992	—	834
Net change in cash and cash equivalents	(9,165)	299	11,923	—	3,057
Cash and cash equivalents at beginning of year.	27,531	(1,461)	19,528	—	45,598
Cash and cash equivalents at end of year	$18,366	$(1,162)	$31,451	$—	$48,655

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended March 31, 2006:

	Parent	Guarantors	Non Guarantors	Eliminations	Consolidated
For the Year Ended March 31, 2006:
Net sales	$268,570	$152,181	$163,787	$(28,531)	$556,007
Cost of products sold	200,639	114,042	120,842	(27,138)	408,385
Gross profit	67,931	38,139	42,945	(1,393)	147,622
Selling, general and administrative expenses	40,811	16,003	31,081	—	87,895
Restructuring charges	1,635	—	(26)	—	1,609
Amortization of intangibles	179	3	67	—	249
Income from operations	25,306	22,133	11,823	(1,393)	57,869
Interest and debt expense	19,558	4,876	233	—	24,667
Other (income) and expense, net	8,055	20	(3,027)	—	5,048
(Loss) income from continuing operations before income tax (benefit) expense	(2,307)	17,237	14,617	(1,393)	28,154
Income tax (benefit) expense	(37,950)	2,912	4,263	(171)	(30,946)
Income from continuous operations	35,643	14,325	10,354	(1,222)	59,100
Income from discontinued operations	696	—	—	—	696
Net income	$36,339	$14,325	$10,354	$(1,222)	$59,796

For the Year Ended March 31, 2006:
Operating activities:
Cash provided by operating activities	$26,358	$8,418	$11,587	$—	$46,363
Investing activities:
Purchases of marketable securities, net	—	—	(888)	—	(888)
Capital expenditures	(4,759)	(800)	(2,871)	—	(8,430)
Proceeds from sale of businesses and surplus real estate	—	468	1,623	—	2,091
Proceeds from discontinued operations note receivable	857	—	—	—	857
Net cash used by investing activities	(3,902)	(332)	(2,136)	—	(6,370)
Financing activities:
Proceeds from issuance of common stock	56,619	—	—	—	56,619
Proceeds from exercise of stock options	7,149	—	—	—	7,149
Net borrowings under revolving line-of-credit agreements .	240	—	1,121	—	1,361
Repayment of debt	(204,832)	—	(335)	—	(205,167)
Proceeds from issuance of long-term debt	136,000	—	—	—	136,000
Deferred financing costs incurred	(2,877)	—	—	—	(2,877)
Dividends paid	9,067	(8,854)	(213)	—	—
Other	2,712	—	—	—	2,712
Net cash provided (used) by financing activities	4,078	(8,854)	573	—	(4,203)
Effect of exchange rate changes on cash	-	4	325	—	329
Net change in cash and cash equivalents	26,534	(764)	10,349	—	36,119
Cash and cash equivalents at beginning of year.	997	(697)	9,179	—	9,479
Cash and cash equivalents at end of year	$27,531	$(1,461)	$19,528	$—	$45,598

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Business Segment Information

As a result of the way the Company manages the business, its reportable segments are strategic business units that offer products with different characteristics. The most defining characteristic is the extent of customized engineering required on a per-order basis. In addition, the segments serve different customer bases through differing methods of distribution. The Company has two reportable segments: Products and Solutions. The Company’s Products segment sells hoists, industrial cranes, chain, attachments, and other material handling products principally to third party distributors through diverse distribution channels, and to a lesser extent directly to end-users. The Solutions segment sells engineered material handling systems such as conveyors and lift tables primarily to end-users in the consumer products, manufacturing, warehousing, and, to a lesser extent, the steel, construction, automotive, and other industrial markets. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are not significant. The Company evaluates performance based on the operating earnings of the respective business units.

Segment information as of and for the years ended March 31, 2008, 2007 and 2006 is as follows:

	Year Ended March 31, 2008
	Products	Solutions	Total
Sales to external customers	$570,013	$53,321	$623,334
Income (loss) from operations	78,387	(7,239)	71,148
Depreciation and amortization	7,958	858	8,816
Total assets	560,085	29,950	590,035
Capital expenditures	12,095	971	13,066

	Year Ended March 31, 2007
	Products	Solutions	Total
Sales to external customers	$527,089	$62,759	$589,848
Income (loss) from operations	71,478	(3,022)	68,456
Depreciation and amortization	7,431	858	8,289
Total assets	526,660	38,978	565,638
Capital expenditures	10,399	254	10,653

	Year Ended March 31, 2006
	Products	Solutions	Total
Sales to external customers	$493,896	$62,111	$556,007
Income from operations	55,849	2,020	57,869
Depreciation and amortization	7,805	1,019	8,824
Total assets	530,600	35,444	566,044
Capital expenditures	7,931	499	8,430

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s operations by geographic area is as follows:

	Year Ended March 31,
	2008	2007	2006
Net sales:
United States	$447,977	$424,696	$394,657
Europe	136,051	121,908	112,868
Canada	18,672	26,757	30,492
Other Other	20,634	16,487	17,990
Total	$623,334	$589,848	$556,007

	Year Ended March 31,
	2008	2007	2006
Total assets:
United States	$399,462	$394,923	$411,199
Europe	161,695	143,712	123,694
Canada	15,464	15,222	20,444
Other	13,414	11,781	10,707
Total	$590,035	$565,638	$566,044

	Year Ended March 31,
	2008	2007	2006
Long-lived assets:
United States	$184,792	$182,160	$184,448
Europe	57,558	55,444	53,357
Canada	-	-	1,869
Other	3,440	3,530	2,785
Total	$245,790	$241,134	$242,459

Sales by major product group are as follows:

	Year Ended March 31,
	2008	2007	2006
Hoists	$321,778	$284,494	$258,082
Chain and forged attachments	142,966	134,850	134,301
Industrial cranes	63,327	67,003	61,967
Other	95,263	103,501	101,657
Total	$623,334	$589,848	$556,007

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Selected Quarterly Financial Data (Unaudited)

The Company’s quarterly reporting periods, with the exception of the fourth quarter, end on the Sunday closest to the end of the calendar quarter. The interim fiscal periods presented below are consistently determined from year to year.

Below is selected quarterly financial data for fiscal 2008 and 2007:

	Three Months Ended
	July 1, 2007	September 30, 2007	December 30, 2007	March 31, 2008
Net sales	$148,110	$151,410	$155,196	$168,618
Gross profit	43,888	46,038	46,674	47,953
Income from operations	18,267	19,148	19,162	14,571
Net income	$9,520	$9,453	$9,994	$8,382

Net income per share – basic	$0.51	$0.51	$0.53	$0.45

Net income per share – diluted	$0.50	$0.49	$0.52	$0.44

Results include a pre-tax fixed asset impairment charge of $2,509,000 in the quarter ended March 31, 2008 and pre-tax losses on early extinguishment of debt of $1,443,000, $177,000 and $174,000 for the quarters ended September 30, 2007, December 30, 2007 and March 31, 2008 respectively.

	Three Months Ended
	July 2, 2006	October 1, 2006	December 31, 2006	March 31, 2007
Net sales	$146,694	$144,225	$142,044	$156,885
Gross profit	42,283	39,017	38,623	44,677
Income from operations	17,780	16,104	14,896	19,676
Net income	$5,572	$8,314	$9,126	$11,073

Net income per share – basic	$0.30	$0.45	$0.49	$0.60

Net income per share – diluted	$0.29	$0.44	$0.48	$0.58

Results include pre-tax losses on early extinguishment of debt of $4,583,000, $359,000 and $246,000 for the quarters ended July 2, 2006, December 31, 2006 and March 31, 2007 respectively.

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31,
	2008	2007
Net unrealized investment (loss) gain – net of tax	$(740)	$22
Adjustment to pension liability– net of tax	(14,514)	(18,606)
Adjustment to other postretirement obligations – net of tax	(3,248)	(3,083)
Foreign currency translation adjustment	15,761	6,330
Accumulated other comprehensive loss	$(2,741)	$(15,337)

The deferred taxes associated with the items included in accumulated other comprehensive loss were $11,817,000 and $14,102,000 for 2008 and 2007, respectively.  As a result of the recording of a deferred tax asset valuation allowance in fiscal 2005, the Company recorded as an offsetting entry a $534,000 charge in the minimum pension liability component of other comprehensive income.  With the reversal of that valuation allowance in fiscal 2006 the Company recorded the reversal of the valuation allowance as a reduction of income taxes in the statement of income.  This is in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” even though the valuation allowance was initially established by a charge against comprehensive income.  This amount will remain indefinitely as a component of minimum pension liability adjustment.

The activity by year related to investments, including reclassification adjustments for activity included in earnings is as follows (all items shown net of tax):

	Year Ended March 31,
	2008	2007	2006
Net unrealized investment gain at beginning of year	$22	$1,891	$1,233
Unrealized holdings (loss) gain arising during the period	(674)	2,491	1,591
Reclassification adjustments for (gain) included in earnings	(88)	(4,360)	(933)
Net change in unrealized (loss) gain on investments	(762)	(1,869)	658
Net unrealized investment (loss) gain at end of year	$(740)	$22	$1,891

COLUMBUS McKINNON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Effects of New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS 157”) to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 will be effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP (1) partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removes certain leasing transactions from the scope of SFAS 157. The Company believes that the adoption of SFAS No. 157 will not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Among other items, SFAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. We adopted all of the currently required provisions of SFAS 158 in fiscal 2007. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this requirement to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument-by-instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 159 will not have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS 141(R) will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company believes that the adoption of SFAS No. 160 will not have a material effect on its consolidated financial statements.

COLUMBUS McKINNON CORPORATION

SCHEDULE II—Valuation and qualifying accounts
March 31, 2008, 2007 and 2006
Dollars in thousands

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended March 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,628	$1,484	$—		$853	(1)	$4,259
Slow-moving and obsolete inventory	8,843	1,746	—		1,657	(2)	8,932
Deferred tax asset valuation allowance	2,064	3,029	—		1,000		4,093
Total	$14,535	$6,259	$—		$3,510		$17,284
Reserves on balance sheet:
Accrued general and product liability costs	$21,078	$2,201	$—		$2,508	(3)	$20,771

Year ended March 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,417	$1,359	$—		$1,148	(1)	$3,628
Slow-moving and obsolete inventory	7,635	2,754	(240	) (4)	1,306	(2)	8,843
Deferred tax asset valuation allowance	6,301	—	—		4,237		2,064
Total	$17,353	$4,113	$(240)		$6,691		$14,535
Reserves on balance sheet:
Accrued general and product liability costs	$20,969	$4,343	$—		$4,234	(3)	$21,078

Year ended March 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,015	$1,628	$—		$1,226	(1)	$3,417
Slow-moving and obsolete inventory	6,413	2,617	—		1,395	(2)	7,635
Deferred tax asset valuation allowance	50,538	(38,571)	—		5,666		6,301
Total	$59,966	$(34,326)	$—		$8,287		$17,353
Reserves on balance sheet:
Accrued general and product liability costs	$16,094	$7,920	$—		$3,045	(3)	$20,969
________
(1)	Uncollectible accounts written off, net of recoveries
(2)	Obsolete inventory disposals
(3)	Insurance claims and expenses paid
(4)	Reserves at date of disposal of subsidiary

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008.  There were no changes in our internal controls or in other factors during our fourth quarter ended March 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbus McKinnon Corporation

We have audited Columbus McKinnon Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Columbus McKinnon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Columbus McKinnon Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbus McKinnon Corporation as of March 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 of Columbus McKinnon Corporation and our report dated May 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
May 29, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding Directors and Executive Officers of the Registrant will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2008 and upon the filing of such Proxy Statement, is incorporated by reference herein.

The charters of our Audit Committee, Compensation and Succession Committee, and Governance and Nominating Committee are available on our website at www.cmworks.com and are available to any shareholder upon request to the Corporate Secretary. The information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.

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

The information regarding Executive Compensation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2008 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information regarding Security Ownership of Certain Beneficial Owners and Management and regarding equity compensation plan incorporation will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2008 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions

The information regarding Certain Relationships and Related Transactions will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2008 and upon the filing of such Proxy Statement, is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services will be included in a Proxy Statement to be filed with the Commission prior to July 29, 2008 and upon the filing of such Proxy Statement, is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements:

The following consolidated financial statements of Columbus McKinnon Corporation are included in Item 8:

	Reference	Page No.

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated balance sheets - March 31, 2008 and 2007	F-3

	Consolidated statements of income – Years ended March 31, 2008, 2007 and 2006	F-4

	Consolidated statements of shareholders’ equity - Years ended March 31, 2008, 2007 and 2006	F-5

	Consolidated statements of cash flows – Years ended March 31, 2008, 2007 and 2006	F-6

	Notes to consolidated financial statements	F-7 to F-38

(2)	Financial Statement Schedule:	Page No.

	Schedule II - Valuation and qualifying accounts	F-39

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits:

Exhibit Number	Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

3.2	Amended By-Laws of the Registrant (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated May 17, 1999).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995.)

4.2
First Amendment and Restatement of Rights Agreement, dated as of October 1, 1998, between Columbus McKinnon Corporation and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2  to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

4.3
Indenture, dated as of March 31, 1998,  among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and State Street Bank and Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 9, 1998).

4.4
Supplemental Indenture among LICO, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc., Mechanical Products, Inc., Minitec Corporation and State Street Bank and Trust Company, N.A., as trustee, dated March 31, 1998 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on form 8-K dated April 9, 1998).

4.5
Second Supplemental Indenture among Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc. LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of February 12, 1999 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

4.6
Third Supplemental Indenture among G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., LICO, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of March 1, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

4.7
Fourth Supplemental Indenture among Washington Equipment Company, G.L. International, Inc., Gaffey, Inc., Handling Systems and Conveyors, Inc., Larco Material Handling Inc., Abell-Howe Crane, Inc., Automatic Systems, Inc., LICO Steel, Inc., Columbus McKinnon Corporation, Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of November 1, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on form 10-Q for the quarterly period ended October 3, 1999).

4.8
Fifth Supplemental Indenture among Columbus McKinnon Corporation, Crane Equipment & Service, Inc., Automatic Systems, Inc., LICO Steel, Inc., Yale Industrial Products, Inc. and State Street Bank and Trust Company, N.A., as trustee, dated as of April 4, 2002 (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

4.9
Sixth Supplemental Indenture among Columbus McKinnon Corporation, Audubon West, Inc., Crane Equipment & Service, Inc., LICO Steel, Inc., Yale Industrial Products, Inc., Audubon Europe S.a.r.l. and State Street Bank and Trust Company, N.A., as trustee, dated as of August 5, 2002 (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

4.10
Seventh Supplemental Indenture among Columbus McKinnon Corporation, Crane Equipment & Service, Inc., Yale Industrial Products, Inc., Audubon Europe S.a.r.l. and U.S. Bank National Trust Association, as trustee, dated as of August 30, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2005).

4.11
Indenture, dated as of July 22, 2003, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

4.12
First Supplemental Indenture, dated as of September 19, 2003, among Columbus McKinnon Corporation, the guarantors named on the signature pages thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to the Company’s Registration Statement No. 333-109730 on Form S-4/A dated November 7, 2003).

4.13
Indenture among Columbus McKinnon Corporation, Audubon Europe S.a.r.l., Crane Equipment & Service, Inc., Yale Industrial Products, Inc.. and U.S. Bank National Association., as trustee, dated as of September 2, 2005 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement No. 33-129142 on Form S-3 dated October 19, 2005).

4.14
Registration Rights Agreement among Columbus McKinnon Corporation, Audubon Europe S.a.r.l., Crane Equipment & Service, Inc., Yale Industrial Products, Inc., and Credit Suisse First Boston LLC, acting on behalf of itself and as Representative of the Initial Purchasers, dated as of September 2, 2005 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement No. 33-129142 on Form S-3 dated October 19, 2005).

10.1
Agreement by and among Columbus McKinnon Corporation Employee Stock Ownership Trust, Columbus McKinnon Corporation and Marine Midland Bank, dated November 2, 1995 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.2
Columbus McKinnon Corporation Employee Stock Ownership Plan Restatement Effective April 1, 1989 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.3
Amendment No. 1 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 2, 1995 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.4
Amendment No. 2 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated October 17, 1995 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

#10.5
Amendment No. 3 to the Columbus McKinnon Corporation Employee Stock Ownership Plan, dated March 27, 1996 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

#10.6
Amendment No. 4 of the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated September 30, 1996 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

#10.7
Amendment No. 5 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated August 28, 1997 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

#10.8
Amendment No. 6 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated June 24, 1998 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

#10.9
Amendment No. 7 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated April 30, 2000 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

#10.10
Amendment No. 8 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 26, 2002 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

#10.11
Amendment No. 9 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 27, 2003 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

#10.12
Amendment No. 10 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated February 28, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

#10.13
Amendment No. 11 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated December 19, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

#10.14
Amendment No. 12 to the Columbus McKinnon Corporation Employee Stock Ownership Plan as Amended and Restated as of April 1, 1989, dated March 17, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

#10.15
Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement, dated April 1, 1987 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.16
Amendment No. 1 to the Columbus McKinnon Corporation Employee Stock Ownership Trust Agreement (formerly known as the Columbus McKinnon Corporation Personal Retirement Account Plan Trust Agreement) effective November 1, 1988 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.17
Amendment and Restatement of Columbus McKinnon Corporation 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#10.18
Second Amendment to the Columbus McKinnon Corporation 1995 Incentive Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

#10.19
Columbus McKinnon Corporation Restricted Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.20
Second Amendment to the Columbus McKinnon Corporation Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

#10.21
Amendment and Restatement of Columbus McKinnon Corporation Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#10.22
Columbus McKinnon Corporation Thrift [401(k)] Plan 1989 Restatement Effective January 1, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

#10.23
Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#10.24
Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401 (k)] Plan, dated June 1, 2000 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

#10.25
Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401 (k)] Plan, dated  March 26, 2002 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

#10.26
Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 10, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2002).

#10.27
Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

#10.28
Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated May 22, 2003 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

#10.29
Amendment No. 7 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated April 14, 2004 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

#10.30
Amendment No. 8 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 19, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

#10.31
Amendment No. 9 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 16, 2004 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

#10.32
Amendment No. 10 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated July 12, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2004).

#10.33
Amendment No. 11 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated March 31, 2005 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

#10.34
Amendment No. 12 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 27, 2005 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

#10.35
Amendment No. 13 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 21, 2006 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended March, 31, 2007).

*#10.36	Amendment No. 14 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Thrift [401(k)] Plan, dated December 21, 2007.

#10.37
Columbus McKinnon Corporation Thrift 401(k) Plan Trust Agreement Restatement Effective August 9, 1994 (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.38
Columbus McKinnon Corporation Monthly Retirement Benefit Plan Restatement Effective April 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1998).

#10.39
Amendment No. 1 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 10, 1998 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#10.40
Amendment No. 2 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated May 26, 1999 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

#10.41
Amendment No. 3 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 26, 2002 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

#10.42
Amendment No. 4 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 20, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002).

#10.43
Amendment No. 5 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated February 28, 2004 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

#10.44
Amendment No. 6 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated March 17, 2005 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

#10.45	10.43
Amendment No. 7 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 28, 2005 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

#10.46
Amendment No. 8 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated December 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006).

*#10.47		Amendment No. 9 to the 1998 Plan Restatement of the Columbus McKinnon Corporation Monthly Retirement Benefit Plan, dated April 21, 2008.

#10.48
Columbus McKinnon Corporation Monthly Retirement Benefit Plan Trust Agreement Effective as of April 1, 1987 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement No. 33-80687 on Form S-1 dated December 21, 1995).

#10.49
Form of Change in Control Agreement as entered into between Columbus McKinnon Corporation and each of Timothy T. Tevens, Derwin R. Gilbreath, Karen L. Howard, Joseph J. Owen, Richard A. Steinberg, and Timothy R. Harvey, (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended March, 31, 1998).

#10.50		Employment agreement with Wolfgang Wegener dated December 31, 1996 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended March, 31, 2007).

10.51
Intercreditor Agreement dated as of July 22, 2003 among Columbus McKinnon Corporation, the subsidiary guarantors as listed thereon, Fleet Capital Corporation, as Credit Agent, and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003).

10.52
Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004, among Columbus McKinnon Corporation, as Borrower, Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors Named Herein, the Lenders Party Hereto From Time to Time, Fleet Capital Corporation, as Administrative Agent, Fleet National Bank, as Issuing Lender, Congress Financial Corporation (Central), Syndication Agent, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Documentation Agent, and Fleet Securities, Inc., as Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2003).

#10.53
Columbus McKinnon Corporation Corporate Management Variable Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2004).

#10.54
Columbus McKinnon Corporation 2006 Long Term Incentive Plan (incorporated by reference to Appendix A to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

#10.55
Columbus McKinnon Corporation Executive Management Variable Compensation Plan (incorporated by reference to Appendix B to the definitive Proxy Statement for the Annual Meeting of Stockholders of Columbus McKinnon Corporation held on July 31, 2006).

10.56
First Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004, among Columbus McKinnon Corporation, as Borrower, Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors From Time to Time Party Thereto, the Lenders From Time to Time Party Thereto, Bank of America, N.A. as Administrative Agent for such Lenders and as Issuing Lender dated April 29, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2005).

10.57
Second amendment, dated as of August 5, 2005, to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004 (as amended by that certain First Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of April 29, 2005, and as further modified and supplemented and in effect from time to time, the “Credit Agreement”), among Columbus McKinnon Corporation, a corporation organized under the laws of New York (the “Borrower”), Larco Industrial Services Ltd., a business corporation organized under the laws of the Province of Ontario, Columbus McKinnon Limited, a business corporation organized under the laws of Canada, the Guarantors from time to time party thereto, the Lenders from time to time party thereto (collectively, the “Lenders”), Bank of America, N.A., as Administrative Agent for such Lenders (the “Agent”) and as Issuing Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated October 2, 2005).

10.58
Third amendment, dated as of August 22, 2005, to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004 (as amended by that certain First Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of April 29, 2005, by that certain Second Amendment to that certain Second Amended and Restated Credit and Security Agreement, dated as of August 5, 2005, and as further modified and supplemented and in effect from time to time, the “Credit Agreement”), among Columbus McKinnon Corporation, a corporation organized under the laws of New York (the “Borrower”), Larco Industrial Services Ltd., a business corporation organized under the laws of the Province of Ontario, Columbus McKinnon Limited, a business corporation organized under the laws of Canada, the Guarantors from time to time party thereto, the Lenders from time to time party thereto (collectively, the “Lenders”), Bank of America, N.A., as Administrative Agent for such Lenders (the “Agent”) and as Issuing Lender (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated October 2, 2005).

10.59
Fourth amendment, dated as of October 17, 2005, to that certain Second Amended and Restated Credit and Security Agreement, dated as of November 21, 2002 and amended and restated as of January 2, 2004, and amended by that certain First Amendment to the Credit Agreement, dated as of April 29, 2005, and by that certain Second Amendment to the Credit Agreement, dated as of August 5, 2005, and by that certain Third Amendment to the Credit Agreement, dated as of August 22, 2005 (as further amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among Columbus McKinnon Corporation (the "Borrower"), Larco Industrial Services Ltd., Columbus McKinnon Limited, the Guarantors named therein, the lending institutions party thereto, and Bank of America, N.A., as Administrative Agent and Issuing Lender.  Capitalized terms used herein and not defined herein shall have the meanings ascribed thereto in the Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated October 2, 2005).

10.60
Third Amended and Restated Credit and Security Agreement, dated as of March 16, 2006 among Columbus McKinnon Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent and Issuing Lender, and Other Lenders Party Hereto, and Bank of America Securities LLC, as Arranger (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006).

10.61
First amendment, dated as of January 8, 2007 to that certain Third Amended and Restated Credit and Security Agreement, dated as of March 16, 2006 among Columbus McKinnon Corporation, as the Borrower, Bank of America, N.A., as Administrative Agent and Issuing Lender, and Other Lenders Party Hereto, and Bank of America Securities LLC, as Arranger (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended March, 31, 2007).

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

_________________
*	Filed herewith
#	Indicates a Management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 30, 2008

COLUMBUS McKINNON CORPORATION

By:	/s/	Timothy T. Tevens
Timothy T. Tevens
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy T. Tevens	President, Chief Executive Officer and Director
Timothy T. Tevens	(Principal Executive Officer)
May 30, 2008
/s/ KAREN L. HOWARD	Vice President – Finance and Chief Financial Officer
Karen L. Howard	(Principal Financial Officer and Principal Accounting Officer)
May 30, 2008
/s/ Ernest R. Verebelyi	Chairman of the Board of Directors
Ernest R. Verebelyi		May 30, 2008

/s/ Richard H. Fleming	Director
Richard H. Fleming		May 30, 2008

/s/ Nicholas T. Pinchuk	Director
Nicholas T. Pinchuk		May 30, 2008

/s/ Wallace W. Creek	Director
Wallace W. Creek		May 30, 2008

/s/ Linda A. Goodspeed	Director
Linda A. Goodspeed		May 30, 2008

/s/ Stephen Rabinowitz	Director
Stephen Rabinowitz		May 30, 2008